Form 10QSB
period 2005-12-31
New England Bancshares, Inc.
filed 2006-02-08
CIK 1338248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File Number 0-51589

NEW ENGLAND BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	04-3693643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 Enfield Street, Enfield, Connecticut	06082
(Address of principal executive offices)	(Zip Code)

(860) 253-5200
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

The Issuer had 5,346,583 shares of common stock, par value $0.01 per share, outstanding as of February 7, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐No  ☒

NEW ENGLAND BANCSHARES, INC.
FORM 10-QSB

Part I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2005	March 31, 2005
ASSETS:	(Unaudited)
Cash and due from banks	$4,761	$4,412
Interest-bearing demand deposits with other banks	311	240
Federal funds sold	31,160	5,575
Money market mutual funds	2,948	6,317
Total cash and cash equivalents	39,180	16,544
Interest-bearing time deposits with other banks	4,817	5,902
Investments in available-for-sale securities (at fair value)	48,950	46,585
Federal Home Loan Bank stock, at cost	1,416	1,126
Loans, net of allowance for loan losses of $1,577 as of December 31, 2005 and $1,437 as of March 31, 2005	146,353	132,557
Premises and equipment, net	3,381	2,067
Accrued interest receivable	956	896
Deferred income taxes, net	1,042	852
Cash surrender value of life insurance	4,012	3,905
Identifiable intangible assets	708	775
Goodwill	1,090	1,090
Other assets	1,017	903
Total assets	$252,922	$213,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,350	$13,562
Interest-bearing	150,819	149,429
Total deposits	164,169	162,991
Advanced payments by borrowers for taxes and insurance	1,436	644
Federal Home Loan Bank advances	20,310	15,620
Securities sold under agreements to repurchase	9,020	4,244
Due to broker	---	278
Other liabilities	1,306	986
Total liabilities	196,241	184,763

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	---	---
Common stock, par value $.01 per share: 10,000,000 shares authorized; 5,346,583 and 2,257,651 shares issued and outstanding	53	23
Paid-in capital	42,346	12,547
Retained earnings	17,987	17,125
Accumulated other comprehensive loss	(563)	(417)
Unearned ESOP shares, 350,948 and 122,356 shares	(2,903)	(517)
Unearned shares, stock-based incentive plan, 51,754 shares	(239)	(322)
Total stockholders’ equity	56,681	28,439
Total liabilities and stockholders’ equity	$252,922	$213,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Interest and dividend income:
Interest on loans	$2,291	$1,985	$6,684	$5,894
Interest and dividends on securities:
Taxable	449	405	1,276	1,137
Tax-exempt	64	41	188	127
Dividends on Federal Home Loan Bank stock	17	9	46	23
Interest on federal funds sold, interest-bearing deposits and dividends
on money market mutual funds	158	120	446	363
Total interest and dividend income	2,979	2,560	8,640	7,544

Interest expense:
Interest on deposits	741	653	2,049	1,923
Interest on advanced payments by borrowers for
taxes and insurance	3	6	8	7
Interest on Federal Home Loan Bank advances	205	90	603	265
Interest on securities sold under agreements to repurchase	47	17	103	30
Total interest expense	996	766	2,763	2,225
Net interest and dividend income	1,983	1,794	5,877	5,319
Provision for loan losses	64	3	149	127
Net interest and dividend income after provision for loan losses	1,919	1,791	5,728	5,192

Noninterest income:
Service charges on deposit accounts	133	131	386	339
Gain on sales and calls of investments, net	--	3	22	37
Increase in cash surrender value of life insurance policies.	33	41	102	123
Other income	21	37	74	112
Total noninterest income	187	212	584	611
Noninterest expense:
Salaries and employee benefits	970	904	2,776	2,703
Occupancy and equipment expense	256	200	729	618
Advertising and promotion	68	38	170	115
Professional fees	60	61	183	137
Data processing expense	77	71	221	203
Stationery and supplies	26	23	63	74
Amortization of identifiable intangible assets	23	22	67	67
Other expense	192	206	588	611
Total noninterest expense	1,672	1,525	4,797	4,528
Income before income taxes	434	478	1,515	1,275
Income taxes	143	159	519	418
Net income	$291	$319	$996	$857

Earnings per share:
Basic	$0.06	$0.06	$0.19	$0.17
Diluted	$0.05	$0.06	$0.19	$0.16
Dividends per share	$0.02	---	$0.06	---

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended
	December 31,
	2005	2004

Cash flows from operating activities:
Net income	$996	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of fair value adjustments	(66)	(61)
Amortization of securities, net	120	155
Gain on sales and calls of investments, net .	(22)	(37)
Provision for loan losses	149	127
Change in deferred loan origination fees	10	8
Depreciation and amortization	248	221
Increase in accrued interest receivable	(61)	(30)
Deferred income tax benefit	(97)	(71)
Increase in cash surrender value life insurance policies	(102)	(123)
(Increase) decrease in prepaid expenses and other assets	(102)	62
Amortization of identifiable intangible assets	67	67
(Decrease) increase in accrued expenses and other liabilities	88	147
ESOP shares released	155	105
Compensation cost for stock-based incentive plan	83	82

Net cash provided by operating activities	1,466	1,509

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,952)	(22,480)
Proceeds from sales of available-for-sale securities	3,889	4,618
Proceeds from maturities of available-for-sale securities	5,084	11,356
Purchases of Federal Home Loan Bank stock	(290)	---
Loan originations and principal collections, net	(13,962)	(7,840)
Purchases of interest bearing time deposits with other banks	(292)	---
Proceeds from maturities of interest bearing time deposits with other banks.	1,377	2,394
Investments in life insurance policies	(5)	(115)
Capital expenditures - premises and equipment	(1,574)	(7)

Net cash used in investing activities	(17,725)	(12,074)

Cash flows from financing activities:
Net (decrease) increase in demand, NOW, MMDA and savings accounts	(169)	745
Net increase (decrease) in time deposits	1,420	(438)
Net increase in advanced payments by borrowers for taxes and insurance	792	507
Proceeds from Federal Home Loan Bank long-term advances	6,500	5,000
Principal payments on Federal Home Loan Bank long-term advances	(1,810)	(2,443)
Net increase in securities sold under agreement to repurchase	4,776	2,968
Proceeds from stock offering, net of related costs	27,520	--
Payments of cash dividends on common stock	(134)	--

Net cash provided by financing activities	38,895	6,339

Net increase (decrease) in cash and cash equivalents	22,636	(4,226)
Cash and cash equivalents at beginning of period	16,544	19,679
Cash and cash equivalents at end of period	$39,180	$15,453

Supplemental disclosures:
Interest paid	$2,750	$2,234
Income taxes paid	688	365

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - Organization

New England Bancshares, Inc., a federal corporation, was formed on June 4, 2002 for the purpose of acquiring all of the common stock of Enfield Federal Savings and Loan Association (the “Association”) concurrent with its reorganization from a mutual savings institution to the mutual holding company form of organization. As part of the reorganization, New England Bancshares sold 922,444 shares of its common stock, par value $0.01 per share, in a subscription offering and issued 1,127,431 shares to Enfield Mutual Holding Company.

On December 12, 2003, the Association acquired Windsor Locks Community Bank, FSL (the "Acquisition"). Neither the Association nor New England Bancshares was required to pay any consideration directly to any affiliated party, including Windsor Locks Community Bank’s members, in the merger. However, New England Bancshares was required to issue 171,355 shares of common stock to Enfield Mutual Holding Company, which represented the value of Windsor Locks Community Bank as determined by an independent appraisal.

The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded by New England Bancshares at their fair values at the consummation date. During the appraisal process, a core deposit intangible of $886,000 was calculated and is being amortized to expense over a period of 10 years. Goodwill resulting from the Acquisition totaled $1.1 million and is analyzed for impairment on at least an annual basis. Financial statement amounts for Windsor Locks Community Bank are included in the consolidated financial statements beginning on the acquisition date.

On September 7, 2005, NEBS Bancshares, Inc. (the “Company”) was incorporated under Maryland law to facilitate the conversion of the Association from the mutual holding company form of organization to the stock form of organization (the “second-step conversion”). As a result of the second-step conversion, NEBS Bancshares, Inc. became the holding company for the Association and was immediately renamed New England Bancshares, Inc. A total of 3,075,855 shares of common stock were sold in the stock offering at the price of $10.00 per share. In addition, a total of approximately 2,270,728 shares were issued to the minority shareholders of the former New England Bancshares at an exchange ratio of 2.3683. Total shares outstanding after the stock offering and the exchange totaled 5,346,583 shares. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former New England Bancshares' assets, liabilities and equity. Direct offering costs totaling $1.0 million were deducted from the proceeds of the shares sold in the offering. Net proceeds of $27.5 million were raised in the stock offering, excluding $2.5 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 246,068 shares of common stock in the stock offering. In addition, as part of the second-step conversion and dissolution of Enfield Federal Mutual Holding Company and the former New England Bancshares, the Association received $901,000 of cash previously held by these entities.

As a result of the second-step conversion, all share and per share amounts have been restated giving retroactive recognition to the second-step exchange ratio of 2.3683. Options granted under the Company's 2003 Stock-Based Incentive Plan and common shares held by the Association's ESOP and shares of restricted stock before the second-step conversion were also exchanged using the conversion ratio of 2.3683.

The Association, a federally chartered savings and loan association headquartered in Enfield, Connecticut, operates from its eight full-service branch offices in Broad Brook, Enfield, Manchester, Windsor Locks, East Windsor and Suffield, Connecticut. The Association provides banking products and services to individuals and small businesses, including residential and commercial mortgages, commercial loans, consumer loans, and a variety of deposit instruments.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2006.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the former New England Bancshares’ Form 10-KSB for the year ended March 31, 2005.

The condensed consolidated balance sheet as of March 31, 2005 was derived from the audited financial statements of the former New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 - Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$291	$319	$996	$857
Weighted average common shares outstanding for computation of basic EPS	5,173	5,138	5,173	5,138
Effect of dilutive stock options and stock awards	146	116	121	113
Weighted average common shares for computation of diluted EPS	5,319	5,254	5,294	5,251
Earnings per share:
Basic	$0.06	$0.06	$0.19	$0.17
Diluted	$0.05	$0.06	$0.19	$0.16

NOTE 4 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46(R) to all entities subject to it by the beginning of the first fiscal year or interim period beginning after December 15, 2004. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created or “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired in fiscal years beginning after

December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The additional annual compensation cost for the Company’s stock options outstanding at December 31, 2005 that is expected to be recognized in fiscal year 2007, as a result of the adoption of SFAS No. 123R, is approximately $143,000 before taxes.

NOTE 5 - Stock-Based Incentive Plan

At December 31, 2005, the Company maintained a stock-based incentive plan. The Company currently accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), “Share-Based Payment” (“SFAS 123R”) requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that begins after December 15, 2005. At that point, compensation cost will be measured at the grant date based on the value of the award and will be recognized over the service period, which is usually the vesting period. However, until the required implementation date of SFAS 123R, an entity is permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

The compensation cost that has been charged against income for the granting of stock awards under the plan was $83,000 and $82,000 for the nine months ended December 31, 2005 and 2004, respectively.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and nine months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$291	$319	$996	$857
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	30	30	92	89
Pro forma net income	$261	$289	$904	$768
Earnings per share:
Basic - as reported	$0.06	$0.06	$0.19	$0.17
Basic - pro forma	$0.05	$0.06	$0.17	$0.15
Diluted - as reported	$0.05	$0.06	$0.19	$0.16
Diluted - pro forma	$0.05	$0.05	$0.17	$0.15

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2005 and March 31, 2005

Assets

Total assets were $252.9 million at December 31, 2005, an increase of $39.7 million, or 18.6%, compared to $213.2 million at March 31, 2005. The increase in total assets was primarily the result of a $25.6 million increase in federal funds sold, $13.8 million increase in net loans and a $2.4 million increase in available-for-sale securities, partially offset by a $3.4 million decrease in money market mutual funds which was used to fund loan originations. The $13.8 million increase in net loans was primarily the result of a $6.2 million increase in commercial real estate loans, a $1.5 million increase in commercial loans and a $7.0 million increase in one-to four-family residential mortgage loans. The increase in federal funds sold was due to the investment of proceeds received in the Company’s stock offering. The Company expects to invest such proceeds in federal funds sold and investment securities until such time as they can be deployed into higher-yielding assets.

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses on a regular basis. The determination is based upon management’s assessment of the credit quality of the loan portfolio, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management’s evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover actual loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at December 31, 2005 and March 31, 2005, respectively.

	December 31, 2005	March 31, 2005
	(Dollars in thousands)
Allowance for loan losses	$1,577	$1,437
Gross loans Outstanding	148,260	134,334
Non-accrual loans	805	464
Allowance/ Loans outstanding	1.06%	1.07%
Allowance/ Nonperforming loans	195.90%	309.70%

The increase in non-accrual loans was primarily due to one customer relationship whose commercial loans of $269,000 were place on non-accrual status in September 2005.

Past due and Nonperforming Loans

The following table sets forth information regarding past due loans:

	December 31, 2005	March 31, 2005
	(In thousands)
Past due 30 days through 89 days	$2,969	$2,393
Past due 90 days or more	344	420

The increase in loans past due 30 through 89 days was due to additional one- to four-family loans being past due at December 31, 2005 compared to March 31, 2005.

Liabilities

Total liabilities were $196.2 million at December 31, 2005, an increase of $11.4 million, or 6.2%, compared to $184.8 million at March 31, 2005. The increase in total liabilities was caused primarily by a $4.7 million increase in Federal Home Loan Bank advances, a $4.8 million increase in securities sold under agreement to repurchase, and a $1.2 million increase in total deposits. Federal Home Loan Bank advances increased $4.7 million, or 30.0%, from $15.6 million at March 31, 2005 to $20.3 million at December 31, 2005, as additional funds were borrowed with durations between five and ten years to manage the Company’s interest rate risk. Securities sold under agreements to repurchase increased $4.8 million, or 112.5% from $4.2 million at March 31, 2005 to $9.0 million at December 31, 2005. Securities sold under agreements to repurchase are comprised of deposits from commercial customers which sweep nightly into this category over a set dollar amount. Deposits increased $1.2 million, or 0.7%, from $163.0 million at March 31, 2005 to $164.2 million at December 31, 2005. The increase in deposits was caused by a $5.3 million increase in money market accounts and a $1.4 million increase in certificates of deposit, partially offset by a $4.9 million decrease in savings accounts and a $529,000 decrease in NOW accounts and non-interest bearing checking accounts. Since March 31, 2005 the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market account and certificates of deposit.

Stockholders’ Equity

Total stockholders’ equity increased $28.3 million to $56.7 million at December 31, 2005 from $28.4 million at March 31, 2005. The increase was caused by $27.5 million of net stock issuance proceeds and $996,000 in net income and an $83,000 decrease in unearned shares due to the vesting of restricted shares, partially offset by a $146,000 increase in the accumulated other comprehensive loss and dividend payments of $133,000.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

General

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and increases in cash surrender value of life insurance policies are additional sources of noninterest income. The Company’s noninterest expense primarily consist of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expense.

Net Income

For the three months ended December 31, 2005, the Company reported net income of $291,000, a decrease of $28,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended December 31, 2005 were $0.06 and $0.05, respectively, and for the quarter ended December 31, 2004 were $0.06 and $0.06, respectively. The decrease in net income was due primarily to a $147,000 increase in noninterest expense, a $61,000 increase in the provision for loan losses and a $25,000 decrease in noninterest income, partially offset by a $189,000 increase in net interest and dividend income.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2005 totaled $2.0 million compared to $1.8 million for the same period in 2004. This represented an increase of $189,000 or 10.5%. The change in net interest and dividend income was primarily due to a $18.0 million increase in interest-earning assets, partially offset by a $16.3 million increase in interest-bearing liabilities. The net interest margin increased from 3.73% for the quarter ended December 31, 2004 to 3.78% for the quarter ended December 31, 2005.

Interest and dividend income amounted to $3.0 million and $2.6 million for the three months ended December 31, 2005 and 2004, respectively. Average interest-earning assets were $210.6 million for the quarter ended December 31, 2005, an increase of $18.0 million, or 9.4%, compared to $192.6 million for the quarter ended December 31, 2004. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio, partially offset by a decrease in average federal funds sold and other categories. The yield earned on interest-earning average assets increased to 5.66% for the three months ended December 31, 2005 from

5.30% for the three months ended December 31, 2004 due primarily to the increase in short-term rates and the growth in higher-yielding loans.

Interest expense for the quarter was $996,000, an increase of $230,000, or 30.0%, from the $766,000 reported in the same quarter last year. Average interest-bearing liabilities grew $16.3 million during the quarter ended December 31, 2005 from $166.4 million to $182.7 million primarily due to a $10.3 million increase in the average balance of Federal Home Loan Bank advances, a $3.6 million increase in the average balance of deposits and a $2.2 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.16% for the quarter ended December 31, 2005 from 1.83% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits.

Provision for Loan Losses

The provision for loan losses for the quarters ended December 31, 2005 and 2004 was $64,000 and $3,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and an increase in loans past due, partially offset by continued strong asset quality.

Noninterest Income

For the quarter ended December 31, 2005, noninterest income was $187,000 compared to $212,000 in the same quarter a year ago. The decrease in noninterest income was primarily due to a decrease of $16,000 in other income and an $8,000 decrease in increase in cash surrender value of life insurance policies. The decrease in other income was due primarily to a decrease in commissions from the offering of investment services as the Company looked to fill the sales position which had been vacated. This position was filled in October 2005.

Noninterest Expense

Noninterest expense for the quarter ended December 31, 2005 was $1.7 million, an increase of $147,000, or 9.6%, from $1.5 million in the quarter ended December 31, 2004. Salaries and employee benefits increased $66,000 as the Company increased staff for the new branch office. Occupancy and equipment expenses increased $56,000 due to the sale and lease-back of the Company’s main office, which resulted in a lease payment as opposed to the former depreciation charge, and the opening of the Bank’s eighth banking office. Advertising and promotion expense increased $30,000 due to advertising of our new branch office in East Windsor, which opened October 3, 2005, and the promotion of the future opening of our new headquarters.

Provision for Income Taxes

Reflecting the 9.2% decrease in pretax net income, the income tax provision for the quarter ended December 31, 2005 was $143,000 compared to $159,000 for the quarter ended December 31, 2004. The effective tax rate decreased marginally from 33.3% for the quarter ended December 31, 2004 to 32.9% for the current year quarter.

Comparison of Operating Results for the Nine Months Ended December 31, 2005 and 2004

Net Income

For the nine months ended December 31, 2005, the Company reported net income of $996,000, an increase of $139,000 compared to the year ago period. Basic and diluted earnings per share for the nine months ended December 31, 2005 were $0.19 and $0.19, respectively, and for the nine months ended December 31, 2004 were $0.17 and $0.16, respectively. The increase in net income was due primarily to a $558,000 increase in net interest and dividend income, partially offset by a $22,000 increase in the provision for loan losses, a $27,000 decrease in noninterest income, a $269,000 increase in noninterest expense and a $101,000 increase in income taxes.

Net Interest and Dividend Income

Net interest and dividend income for the nine months ended December 31, 2005 totaled $5.9 million compared to $5.3 million for the same period in 2004. This represented an increase of $558,000 or 10.5%. The change in net interest and dividend income was primarily due to a $15.9 million increase in interest-earning assets, partially offset by a $12.8 million increase in interest-bearing liabilities. The net interest margin increased from 3.75% for the nine months ended December 31, 2004 to 3.83% for the nine months ended December 31, 2005.

Interest and dividend income amounted to $8.6 million and $7.5 million for the nine months ended December 31, 2005 and 2004, respectively. Average interest-earning assets were $205.9 million for the nine months ended December 31, 2005, an increase of $15.9 million, or 8.4%, compared to $190.0 million for the nine months ended December 31, 2004. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and federal funds sold and other categories. The yield earned on average assets increased to 5.61% for the nine months ended December 31, 2005 from 5.30% for the nine months ended December 31, 2004 due primarily to the increase in short-term rates and the growth in higher-yielding loans.

Interest expense for the nine months was $2.8 million, an increase of $538,000, or 24.2%, from the $2.2 million reported in the same nine months last year. Average interest-bearing liabilities grew $12.9 million during the nine months ended December 31, 2005 from $165.0 million to $177.9 million primarily due to a $10.5 million increase in the average balance of Federal Home Loan Bank advances and a $2.8 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.06% for the nine months ended December 31, 2005 from 1.79% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits.

Provision for Loan Losses

The provision for loan losses for the nine months ended December 31, 2005 and 2004 was $149,000 and $127,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and an increase in loans past due, partially offset by continued overall strong asset quality.

Noninterest Income

For the nine months ended December 31, 2005, noninterest income was $584,000 compared to $611,000 in the same nine months a year ago. The decrease in noninterest income was primarily due to a decrease of $38,000 in other income, a $15,000 decrease in gain on sales and calls of securities and a $21,000 decrease in increase in cash surrender value of life insurance policies, partially offset by an increase of $47,000 in deposit-related fees. Service charges on deposit accounts increased for the nine months ended December 31, 2005 due to a full period of income from an overdraft privilege product compared to only six months of income in the previous year as the overdraft privilege product was introduced on July 1, 2004. Net gains on sales and calls of securities for the nine months ended December 31, 2005 decreased due to fewer sales in fiscal 2006. Gains from sales of securities are subject to market and economic conditions and, as a result, there can be no assurances that gains reported in prior periods will be achieved in the future. The decrease in other income for the nine months ended December 31, 2005 was due primarily to a decrease in commissions received from Infinex Financial Group, a third party registered broker-dealer, as the Company looked to fill a sales position that had been vacated. This position was filled in October 2005.

Noninterest Expense

Noninterest expense for the nine months ended December 31, 2005 was $4.8 million, an increase of $269,000, or 5.9%, from $4.5 million in the nine months ended December 31, 2004. Salaries and employee benefits increased $73,000 as the Company increased staff for the new branch office. Advertising and promotion expense increased $55,000 due to the promotion of our new branch office in East Windsor, which opened October 3, 2005, and the promotion of the future opening of our new headquarters. Occupancy expense increased $111,000 due to the expenses incurred in conjunction with the opening of the East Windsor branch. Professional fees increased $46,000 primarily due to internal audit and consultant fees associated with the compliance and regulatory function.

Provision for Income Taxes

Reflecting the increase in pretax net income, the income tax provision for the nine months ended December 31, 2005 was $519,000 compared to $418,000 for the nine months ended December 31, 2004. The effective tax rate increased marginally from 32.8% for the nine months ended December 31, 2004 to 34.3% for the current year nine months.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company’s main source of liquidity is the proceeds it retained from its stock offering. The Association’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had

Federal Home Loan Bank borrowings as of December 31, 2005 of $20.3 million with unused borrowing capacity of $39.1 million.

The Association’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the nine months ended December 31, 2005 and 2004, the Association originated loans, net of principal paydowns of approximately $13.9 million and $7.8 million, respectively. Purchases of investment securities totaled $12.0 million and $22.5 million for the nine months ended December 31, 2005 and 2004, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $164.2 million at December 31, 2005, a $1.2 million increase from the $163.0 million balance at March 31, 2005.

At December 31, 2005, the Association had outstanding commitments to originate $8.6 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $7.8 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposits scheduled to mature in one year or less at December 31, 2005 totaled $47.7 million, or 29.1% of total deposits. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

The Association was well-capitalized at December 31, 2005 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at December 31, 2005.

(dollars in thousands)

	Required	Association
Tier 1 Capital	4%	$40,181	15.95%
Total Risk-Based Capital	8%	$41,758	30.45%
Tier 1 Risk-Based Capital	4%	$40,181	29.30%

Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company’s or the Association’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s or the Association’s liquidity, capital or operations.

The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will initially have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements

In addition to the normal course of operations, the Association engages in a variety of financial transactions that, in accordance with generally accepted accounting principals, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the nine months ended December 31, 2005, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase its common stock in the quarter ended December 31, 2005. Further, the Company does not have publicly announced stock repurchase programs outstanding.

The following information is provided with the Company’s sale of its common stock as part of the second-step conversion.

a.	The effective date of the Registration Statement on Form SB-2 (File No. 333-128277) was November 10, 2005.

b.
The offering was commenced on November 18, 2005 with the sale of all securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering.

c.
The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 5,346,691 shares, which represented an aggregate amount of $53.5 million. The amount included 3,075,855 shares (or $30.8 million) sold in the offering and 2,270,836 shares (or $22.7 million) issued to the minority shareholders of the former federally-chartered New England Bancshares, Inc.

d.
A reasonable estimate of the expenses incurred in connection with the stock offering was $1.0 million, including expenses paid to and for underwriters of $337,000, attorney and accounting fees of $364,000 and other expenses of $338,000. The net proceeds resulting from the offering after deducting expenses was $27.5 million.

e.	The net proceeds are invested in federal funds sold.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 21, 2005, a special meeting of the stockholders of the former federally chartered New England Bancshares, Inc. was convened at which the stockholders voted on a proposal to approve the Amended and Restated Plan of Conversion and Reorganization, pursuant to which the second-step conversion and stock offering was effectuated. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN

1,829,122	45,514	300

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Articles of Incorporation of New England Bancshares, Inc. (Included in Exhibit 2.0)*
3.2	Bylaws of New England Bancshares, Inc. (Included in Exhibit 2.0)*
4.1	Specimen stock certificate of New England Bancshares, Inc.*
10.1	Employment Agreement by and between Enfield Federal Savings and Loan Association and David J. O’Connor
10.2	Employment Agreement by and between New England Bancshares, Inc. and
David J. O’Connor
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
_____________________________
 *     Incorporated by reference into this document from the Registration Statement on Form SB-2 as filed on September 13, 2005, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated:	February 8, 2006	By:	/s/ Scott D. Nogles
Scott D. Nogles
Chief Financial Officer

Dated:	February 8, 2006	By:	/s/ David J. O’Connor
David J. O’Connor
President and Chief Executive Officer