Form 10KSB
period 2006-03-31
New England Bancshares, Inc.
filed 2006-06-27
CIK 1338248

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to __________
                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
                 (Name of small business issuer in its charter)

        United States                                   04-3693643
(State or other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

660 Enfield Street, Enfield, Connecticut                  06082
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (860) 253-5200
          Securities registered Section 12(b) of the Exchange Act: None
       Securities registered pursuant to Section 12(g)of the Exchange Act:


         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
       Common stock, par value                 Nasdaq National Market
           $0.01 per share

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

       Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

       The issuer's revenues for its most recent fiscal year were approximately $12,789,000.

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

       The aggregate market value of the voting and non-voting common equity held by non-affiliates was $58,944,806, based upon the closing price of $11.45 as quoted on the Nasdaq National Market for June 2, 2006. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

       As of June 2, 2006, the issuer had 5,346,583 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Portions of the Proxy Statement for the 2006 Annual Meeting
               of Stockholders are incorporated by reference into
                          Part III of this Form 10-KSB

       Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


                                                          INDEX

                                                                                                             Page
PART I

Item 1.  Description of Business................................................................................1

Item 2.  Description of Property...............................................................................19

Item 3.  Legal Proceedings.....................................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders...................................................20


PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities..................................................20

Item 6.  Management's Discussion and Analysis or Plan of Operation.............................................20

Item 7.  Financial Statements..................................................................................46

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................73

Item 8A. Controls and Procedures ..............................................................................73

Item 8B. Other Information ....................................................................................73



PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
         of the Exchange Act...................................................................................73

Item 10. Executive Compensation................................................................................74

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........74

Item 12. Certain Relationships and Related Transactions........................................................74

Item 13. Exhibits..............................................................................................75

Item 14. Principal Accountant Fees and Services................................................................75

Signatures.....................................................................................................76


This annual report on Form 10-KSB contains certain forward-looking statements which are based on certain assumptions and describe the Company's future plans, strategies and expectations. These forward-looking statements may be identified by the use of such words as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Company's operations include, but are not limited to, the items described in "Risk Factors" appearing in Part I, Item 1 of this annual report and changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company and Enfield Federal's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         New England Bancshares, Inc. New England Bancshares, Inc. (the "Company") is a Maryland corporation which was organized in 2005. In December 2005, New England Bancshares, Inc. became the holding company parent of Enfield Federal Savings following the completion of the "second step" mutual-to-stock conversion of Enfield Mutual Holding Company. Reference is made to "New England Bancshares" or the "Company" for periods both before and after the second step conversion. The principal asset of the Company is its investment in Enfield Federal Savings and Loan Association (the "Association" or "Enfield Federal"). As a result of the second step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into the Association. Shareholders of the Company immediately prior to the completion of the second step conversion received 2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued. The Company had 5,346,583 shares issued and outstanding at March 31, 2006.

         The second step conversion was accounted for as a change in corporate form with no subsequent change in the historical carrying amounts of the Company's assets and liabilities. Consolidated stockholders' equity increased by the net cash proceeds from the offering. All references in the consolidated financial statements and notes thereto to share data (including the number of shares and per share amounts) have been adjusted to reflect the additional shares outstanding as a result of the offering and the share exchange.

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. In June 2002, the Association reorganized from the mutual form of organization to the mutual holding company structure. In December 2003, the Association acquired Windsor Locks Community Bank, FSL. At March 31, 2006, the Association operated from eight locations in Connecticut.

New England Bancshares' Website and Availability of Securities and Exchange Commission Filings

         New England Bancshares' internet website is www.enfieldfederal.com. New England Bancshares makes available free of charge on or through its website its annual reports on Forms 10-KSB, quarterly reports on Forms 10-QSB, current reports on Forms 8-K and any amendments to these reports filed or furnished pursuant to the Securities and Exchange act of 1934, as soon as reasonably practicable after New England Bancshares electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Except as specifically incorporated by reference into this annual report, information on our website is not a part of this annual report.

Market Area

         We conduct our operations through our main office and one other branch office in Enfield and our branch offices in Broad Brook, East Windsor, Manchester, Ellington, Suffield and Windsor Locks, Connecticut. Our deposits are gathered from, and our lending activities are concentrated primarily in, the towns and the communities contiguous to our branch offices.

         Enfield is a largely suburban town located along the Massachusetts border in the north-central part of the state in Hartford County, Connecticut. Enfield is between the cities of Hartford, Connecticut and Springfield, Massachusetts, and is two hours from both Boston and New York City. Enfield is near Interstate 91, the major north-south highway that runs directly through the heart of New England. The region serves as the governmental and financial center of Connecticut. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include several prominent international and national insurance and manufacturing companies, such as Aetna, Inc., The Hartford Financial Services Group, Inc., St. Paul Travelers Property Casualty Corp., United Technologies Corp., CIGNA Corporation, Stanley Works, Lego Toys, Hallmark Cards, as well as many regional banks and the Connecticut State Government.

         According to published statistics, Hartford County's 2005 population was approximately 875,000 and consisted of approximately 345,000 households. The population increased approximately 2.1% from 2000. Per capita income in 2005 for Hartford County was approximately $32,000, which was less than the Connecticut average of approximately $35,000. Likewise, median household income for Hartford County was $59,000 compared to approximately $63,000 for Connecticut.

Competition

         We face intense competition both in making loans and attracting deposits. As of June 30, 2005, the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.7% of the deposits in Hartford County, which was the 14th largest share of deposits out of 28 financial institutions in the county. North-central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than we do and may offer products and services that we do not provide.

         Our competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions and mutual funds. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

         We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

         General. The largest segment of our loan portfolio is one- to four-family residential real estate loans. The other significant segments of our loan portfolio are multi-family and commercial real estate loans, construction loans, consumer loans and commercial loans. We originate loans for investment purposes.

         One- to Four-Family Loans. Our primary lending activity is to originate loans secured by one- to four-family residences located in our primary market area. At March 31, 2006, one- to four-family loans totaled $94.8 million or 63.1% of total loans. At March 31, 2006, 82.9% of our one- to four-family loans were fixed-rate and 17.1% were adjustable-rate.

         We originate fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years. Management establishes the loan interest rates based on market conditions. We offer mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $417,000.

         We also currently offer adjustable-rate mortgage loans, with an interest rate based on the one-year Constant Maturity Treasury Bill index, which adjust annually from the outset of the loan or which adjust annually after a three-, five- or ten-year initial fixed period and with terms of up to 30 years, with the majority of adjustable rate loans adjusting after a five-year period. Interest rate adjustments on such loans are generally limited to no more than 2% during any adjustment period and 6% over the life of the loan.

         We underwrite fixed-rate and variable-rate one- to four-family residential mortgage loans with loan-to-value ratios of up to 100% and 95%, respectively, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by us. An independent licensed appraiser generally appraises all properties.

         We offer our full-time employees who satisfy certain criteria and our general underwriting standards fixed- and adjustable-rate mortgage loans with reduced interest rates that are currently 50 basis points below the rates offered to our other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of March 31, 2006, we had $2.5 million of employee mortgage rate loans, or 1.7% of total loans.

         Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At March 31, 2006, home equity loans and equity lines of credit totaled $13.9 million, or 9.3% of total loans. Additionally, at March 31, 2006, the unadvanced amounts of home equity lines of credit totaled $1.8 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

         The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. We will offer home equity loans with maximum combined loan-to-value ratios of 90%, provided that loans in excess of 80% will be charged a higher rate of interest. A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed 10 years, beginning at the end of the 10-year period.

         Multi-Family and Commercial Real Estate Loans. We originate multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. At March 31, 2006, multi-family real estate loans totaled $5.9 million, or 3.9% of total loans. Also on March 31, 2006, commercial real estate loans totaled $37.5 million, or 25.0% of total loans. Our multi-family loans are generally made with terms up to 20 years and our commercial real estate loans are generally made with terms of up to 25 years. These loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal plus a margin of 100 basis points or the five-year Federal Home Loan Bank (the "FHLB") Classic Advance Rate plus a margin of 225 to 325 basis points. At March 31, 2006, the largest multi-family loan was a $1.3 million loan, which was secured by a 42-unit apartment building. This loan was performing according to its terms at March 31, 2006. At March 31, 2006, the largest commercial real estate loan was a $3.3 million loan, which was secured by a hotel. This loan was performing according to its terms at March 31, 2006. We generally do not make these loans with loan-to-value ratios exceeding 80%.

         We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum loan-to-value ratio based upon the appraised value or purchase price, whichever is less, of 75% for a term of up to 15 years. Interest rates on our land loans are fixed for the first three years and them adjust annually thereafter to a rate typically 3.25% over the one year Constant Maturity Treasury index. At March 31, 2006, we had nine land loans totaling $3.1 million and are included in the commercial real estate loan category.

         Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At March 31, 2006, residential construction loans amounted to $4.5 million, or 3.0% of total loans. At March 31, 2006, the unadvanced portion of these construction loans totaled $741,000. Our residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 90% of the appraised value or cost of the project, whichever is less. At March 31, 2006, the largest residential construction loan commitment was for $620,000, $160,000 of which was disbursed. The loan was performing according to its terms at March 31, 2006.

         We make construction loans for commercial development projects. The projects include multi-family, apartment, small industrial, retail and office buildings. These loans generally have an interest-only phase during construction, which is usually 12 months, then convert to permanent financing. Disbursements of funds are at the sole discretion of Enfield Federal and are based on the progress of construction. At March 31, 2006, commercial construction loans totaled $2.8 million, or 1.8% of total loans. At March 31, 2006, the unadvanced portion of these construction loans totaled $4.7 million. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised value or cost of the project, whichever is less. At March 31, 2006, the largest commercial loan commitment was for $2.3 million, $688,000 of which was disbursed. The loan was performing according to its terms at March 31, 2006.

         Commercial Loans. At March 31, 2006, we had $3.8 million in commercial loans which amounted to 2.6% of total loans. In addition, at such date, we had $3.3 million of unadvanced commercial lines of credit. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to the two-, five- or ten-year FHLB Amortizing Advance Rate, as corresponds to the term of the loan, plus a margin. The Company generally does not make unsecured commercial loans.

         When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. At March 31, 2006, our largest commercial loan was a $344,000 loan secured by equipment and machinery. This loan was performing according to its original terms at March 31, 2006.

         Consumer Loans. We offer fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide. At March 31, 2006, automobile loans totaled $387,000 or 0.3% of total loans and 37.8% of consumer loans. For the fiscal year ended March 31, 2006, the Company originated $232,000 of automobile loans.

         Other consumer loans at March 31, 2006 amounted to $636,000, or 0.4% of total loans and 62.2% of consumer loans. These loans include secured and unsecured personal loans. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit.

         Loan Underwriting Risks. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

         Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family and commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history, and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are generally required for commercial real estate loans of $250,000 or more.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

         Loan Originations, Purchases and Sales. Our mortgage lending activities are conducted by our salaried loan representatives operating at our main office in Enfield. We underwrite all loans that we originate under our loan policies and procedures, which model those of Fannie Mae and Freddie Mac. We originate both adjustable-rate and fixed-rate mortgage loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

         We generally retain all of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. The sales occur at time of origination, therefore no loans have been classified as held-for-sale. We sold $3.1 million of these loans in fiscal 2006 and we did not sell any such loans in fiscal 2005.

         In fiscal 2006, we purchased participation interests, primarily in commercial real estate loans and commercial construction loans. Such loans totaled $6.6 million at March 31, 2006. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender. We have not historically purchased any whole loans. However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

         Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management, reviewed by the Executive Committee of the Board of Directors and approved by the Board of Directors. The Executive Committee must be comprised of at a minimum: the Chairman of the Board, the President and Chief Executive Officer and at least one independent director. The Senior Loan Officer and all division heads also serve as non-voting members of the committee. Each individual's lending authority limit is based on his or her experience and capability and reviewed annually by the board. Certain individuals are assigned lending authority grades of "Level 1" through "Level 4" and may approve extensions of credit up to their individual lending authority limit. Any extension of credit that exceeds an individual's authority requires the approval of a second individual with a higher level of authority sufficient to accommodate the request as appropriate, or requires the approval of the Executive Committee. Notwithstanding individual and joint lending authority, board approval is required for any request involving any compromise of indebtedness, such as the forgiveness of unpaid principal, accrued interest, accumulated fees, or acceptance of collateral or other assets in lieu of payment.

         The Executive Committee has the authority to approve all loans up to $1.5 million. Requests in excess of this limit must be submitted to the full Board of Directors for approval. Individuals possessing "Level 1" authority may approve residential mortgage loans in amounts of up to $750,000 (owner occupied) and $500,000 (non-owner occupied), commercial and multi-family real estate loans in amounts of up to $750,000, commercial loans in amounts of up to $500,000 (secured) and $250,000 (unsecured) and consumer loans, including home equity loans and lines of credit, in amounts of up to $150,000.

         Individuals possessing "Level 2" authority may approve residential mortgage loans in amounts of up to $350,000 (owner occupied) and $250,000 (non-owner occupied), commercial and multi-family real estate loans in amounts of up to $375,000, commercial loans in amounts of up to $250,000 (secured) and $125,000 (unsecured) and consumer loans, including home equity loans and lines of credit, in amounts of up to $100,000.

         Individuals possessing "Level 3" authority may approve residential mortgage loans in amounts of up to $175,000 (owner occupied) and $125,000 (non-owner occupied), commercial and multi-family real estate loans in amounts of up to $175,000, commercial loans in amounts of up to $100,000 (secured) and $25,000 (unsecured) and consumer loans, including home equity loans and lines of credit, in amounts of up to $50,000.

         Individuals possessing "Level 4" authority may approve only secured consumer loans in amounts of up to $25,000.

         Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers.

Investment Activities

         The Board of Directors reviews and approves our investment policy annually. The Board of Directors is responsible for establishing policies for conducting investment activities, including the establishment of risk limits. The Board of Directors reviews the investment portfolio and reviews investment transactions on a monthly basis and is responsible for ensuring that the day-to-day management of the investment portfolio is conducted by qualified individuals. The Board has directed the President and Chief Executive Officer to implement the investment policy based on the Board's established guidelines as reflected in the written investment policy, and other established guidelines, including those set periodically by the Asset/Liability Management Committee. The President and Chief Executive Officer presents the Board of Directors with potential investment strategies and investment portfolio performance reports, at least on a monthly basis.

         The investment portfolio is primarily viewed as a source of liquidity. Our policy is to invest funds in assets with varying maturities that will result in the best possible yield while maintaining the safety of the principal invested and assist in managing interest rate risk. The investment portfolio management policy is designed to:

         1. enhance profitability by maintaining an acceptable spread over the cost of funds;

         2. absorb funds when loan demand is low and infuse funds into loans when loan demand is high;

         3. provide both the regulatory and the operational liquidity necessary to conduct our daily business activities;

         4. provide a degree of low-risk, quality assets to the balance sheet;

         5. provide a medium for the implementation of certain interest rate risk management measures intended to establish and maintain an appropriate balance between the sensitivity to changes in interest rates of: (i) interest income from loans and investments, and (ii) interest expense from deposits and borrowings;

         6.       have collateral available for pledging requirements;

         7. generate a favorable return on investments without undue compromise of other objectives; and

         8. evaluate and take advantage of opportunities to generate tax-exempt income when appropriate.

         In determining its investment strategies, we consider the interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, collateral value and other characteristics of the securities to be held. We also consider the secondary market for the sale of assets and the ratings of debt instruments in which it invests and the financial condition of the obligors issuing such instruments.

         We have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. We primarily invest in: U.S. agency obligations; collateralized mortgage obligations and mortgage-backed securities; municipal obligations; and equity investments. With respect to municipal obligations, our investment policy provides that all municipal issues must be rated investment grade or higher to qualify for its portfolio. If any such municipal issues in our investment portfolio are subsequently downgraded below the minimum requirements, it is our general policy to liquidate the investment.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

         Deposit Accounts. Substantially all of our depositors are residents of the State of Connecticut. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook and savings accounts and certificates of deposit. At March 31, 2006, core deposits, which consist of savings, demand, NOW and money market accounts, comprised 50.6% of our deposits. We do not currently utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not to be the market leader.

         In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products and services include a non-interest-bearing commercial checking account, a NOW account for sole proprietors and a commercial cash management account for larger businesses. We have sought to increase our commercial deposits through the offering of these products, particularly to our commercial borrowers.

         Borrowings. We utilize advances from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

         Securities sold under agreements to repurchase are customer deposits that are invested overnight in U.S. government or U.S. government agency securities. The customers, predominantly commercial customers, set a predetermined balance and deposits in excess of that amount are transferred into the repurchase account from each customer's checking account. The next banking day, the funds are recredited to their individual checking account along with interest earned at market rates. These types of accounts are often referred to as sweep accounts.

Financial Services

         We have a partnership with a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates an office at Enfield Federal and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Infinex from sales to customers. For the years ended March 31, 2006 and 2005, we received fees of $4,000 and $94,000, respectively, through our relationship with Infinex.

Personnel

         As of March 31, 2006, we had 62 full-time employees and 9 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

                                  Risk Factors

         You should consider carefully the following risk factors before investing in our common stock.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

         At March 31, 2006, our loan portfolio consisted of $43.3 million, or 28.8% of multi-family and commercial real estate loans, $7.2 million, or 4.8% of construction loans and $3.8 million, or 2.6% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Certain interest rate movements may hurt our earnings and asset value.

         Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate sixteen times, from 1.00% to 5.00%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. Although this "flattening" of the market yield curve has not had a negative impact on our interest rate spread and net interest margin to date, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

         Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity.

Strong competition within our market area could hurt our profits and slow growth.

         We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2005, we held 0.7% of the deposits in Hartford County, which was the 14th largest market share of deposits out of the 28 financial institutions in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

If we do not achieve profitability on our new branches, they may negatively impact our earnings.

         We opened our East Windsor branch office on October 3, 2005 and our Ellington branch on April 17, 2006. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch offices can become profitable. During this period, operating these new branch offices may negatively impact our net income.

A downturn in the local economy or a decline in real estate values could hurt our profits.

         Nearly all of our real estate loans are secured by real estate in the Hartford metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there has been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

The loss of our President and Chief Executive Officer could hurt our operations.

         We rely heavily on our President and Chief Executive Officer, David J. O'Connor. The loss of Mr. O'Connor could have an adverse effect on us because, as a small community bank, Mr. O'Connor has more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. O'Connor.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

         Enfield Federal is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. New England Bancshares is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Enfield Federal. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in New England Bancshares common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Our low return on equity after the conversion may negatively impact the value of our common stock.

         Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended March 31, 2006, our return on average equity was 3.63%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

There may be a limited market for our common stock, which may offset our stock price.

         Although our stock is listed on the Nasdaq National Market, there is no guarantee that our shares will be regularly traded. If an active trading market for our common stock does not develop, you may not be able to sell your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

                           REGULATION AND SUPERVISION

General

         As a savings and loan holding company, New England Bancshares is required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Office of Thrift Supervision. Enfield Federal, as a federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposit insurer. Enfield Federal is a member of the Federal Home Loan Bank System. Enfield Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Enfield Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on New England Bancshares, Enfield Federal and their operations.

         Certain of the applicable regulatory requirements are referred to below. This description of statutory provisions and regulations applicable to savings institutions and their holding companies does not purport to be a complete description of such statutes and regulations and their effect on New England Bancshares and Enfield Federal and is qualified in its entirety by reference to the actual statutes and regulations involved.

Federal Banking Regulation

         Business Activities. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

         Loans-to-One-Borrower Limitations. Enfield Federal is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Enfield Federal's total loans or extensions of credit to a single borrower cannot exceed 15% of Enfield Federal's unimpaired capital and surplus. Enfield Federal may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2006, Enfield Federal's loans-to-one borrower limitation was $6.3 million and Enfield Federal's largest aggregate outstanding balance of loans to one borrower was $4.7 million. This amount included two commercial real estate loans, one commercial line of credit and one residential mortgage loan.

         QTL Test. Under federal law, Enfield Federal must comply with the qualified thrift lender, or "QTL" test. Under the QTL test, Enfield Federal is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, Enfield Federal's total assets less the sum of:

         (1)      specified liquid assets up to 20% of total assets;

         (2)      goodwill and other intangible assets; and

         (3) the value of property used to conduct Enfield Federal's business.

         "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of Enfield Federal's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans and small business loans. Enfield Federal may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 (the "Code").

         If Enfield Federal fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter. Enfield Federal met the QTL test at March 31, 2006, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

         Capital Requirements. Office of Thrift Supervision regulations require Enfield Federal to meet three minimum capital standards:

         (1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the Office of Thrift Supervision regulations;

         (2) a leverage ratio requirement of 3% of core capital to adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System (the minimum leverage capital ratio for any other depository institution that does not have a composite examination rating of 1 is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution) and is not anticipating or expecting significant growth and have well-diversified risks; and

         (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets of which at least half must be core capital.

         In determining compliance with the risk-based capital requirement, Enfield Federal must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the Office of Thrift Supervision capital regulation based on the risks that the Office of Thrift Supervision believes are inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2006, Enfield Federal met each of its capital requirements.

         The following table presents the Association's capital position at March 31, 2006.

                                                       OTS Minimum
                                                   Capital Requirements
                                                -------------------------
                                Actual  Ratio    Actual             Ratio
                               -------  ------  -------------------------
Tangible...................    $40,543  15.77%  $ 3,855             1.5%

Core (Leverage)............    $40,543  15.77%  $10,281             4.0%
Risk-based.................    $42,179  28.75%  $11,738             8.0%


         Standards For Safety and Soundness. The Office of Thrift Supervision has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that an institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit and implement an acceptable plan to achieve compliance with the standard.

         Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings, including safety and soundness, compliance and Community Reinvestment Act, in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if the institution, like Enfield Federal, is a subsidiary of a holding company. If Enfield Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

         Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by Enfield Federal for the year ended March 31, 2006 totaled $60,000.

         Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring action against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

         Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation maintains a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's examination rating and other supervisory financial information. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0% of assessable deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of assessable deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the insurance fund reserve ratio.

         In addition, all Federal Deposit Insurance Corporation insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund.

         Enfield Federal's total assessment paid for the 2006 fiscal year (including the Financing Corporation assessment) was $22,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the association. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Enfield Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the "Act") provided for the consolidation of the Bank and Savings Association Insurance Funds into a combined "Deposit Insurance Fund," effective on March 31, 2006. Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

         The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

         At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by Enfield Federal.

         Transactions with Related Parties. Enfield Federal's authority to engage in transactions with its "affiliates" (e.g., any company that controls or is under common control with an institution, including New England Bancshares) is limited by federal law. In general, these transactions must be on terms which are as favorable to Enfield Federal as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Enfield Federal's capital. Collateral in specified amounts must usually be provided by affiliates to receive loans from Enfield Federal. The purchase of low quality assets from affiliates is generally prohibited. In addition, the Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by Enfield Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, Enfield Federal's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is limited. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders. There are also certain limitations on the amount of credit extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of Enfield Federal's capital. In addition, extensions of credit in excess of certain limits must be approved by Enfield Federal's board of directors.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by Office of Thrift Supervision regulations, Enfield Federal has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Enfield Federal nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision, in connection with its examination of Enfield Federal, to assess Enfield Federal's record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by Enfield Federal. The CRA also requires all institutions to make public disclosure of their CRA ratings. Enfield Federal received a "Satisfactory" CRA rating in its most recent examination.

         Federal Home Loan Bank System. Enfield Federal is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. Enfield Federal is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Enfield Federal was in compliance with this requirement with an investment in the capital stock of the Federal Home Loan Bank of Boston at March 31, 2006 of $1.4 million.

         The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Enfield Federal's net interest income would be affected.

Federal Reserve System

         Under Federal Reserve Board regulations, Enfield Federal is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $48.3 million or less, subject to adjustment by the Federal Reserve Board, and reserves of 10%, subject to adjustment by the Federal Reserve Board, against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances, subject to adjustment by the Federal Reserve Board, are exempted from the reserve requirements. Enfield Federal is in compliance with these requirements.

Holding Company Regulation

         New England Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under federal law, New England Bancshares may engage only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by New England Bancshares of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, New England Bancshares would become a multiple savings and loan holding company (if the acquired association is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations. However, the Office of Thrift Supervision has issued an interpretation concluding that the multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(2) the acquisition of a
savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Enfield Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to New England Bancshares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         Acquisition of Control. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings association or as otherwise defined by Office of Thrift Supervision. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. New England Bancshares and Enfield Federal report their consolidated taxable income on a fiscal year basis ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to New England Bancshares and Enfield Federal. The Company is not currently under audit nor has it ever been audited by the Internal Revenue Service.

         Distributions. To the extent that the Company makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from its unrecaptured tax bad debt reserve as of December 31, 1987 (the "base year reserve"), to the extent thereof and then from the Company's supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Company's income. Non-dividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Company's current or accumulated earnings and profits will not be included in the Company's income.

         The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Company does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by alternative minimum tax net operating loss carryovers of which the Company currently has none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Alternative minimum tax is due when it exceeds the regular income tax. The Company has not had a liability for a tax on alternative minimum taxable income during the past five years.

         Elimination of Dividends. New England Bancshares may exclude from its income 100% of dividends received from Enfield Federal as a member of the same affiliated group of corporations.

State Taxation

         New England Bancshares and Enfield Federal file Connecticut income tax returns on a consolidated basis. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Connecticut tax. The Company is not currently under audit with respect to its Connecticut income tax returns and its state tax returns have not been audited for the past five years.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently conducts its business through eight full-service banking offices and one administrative office. The net book value of the Company's properties or leasehold improvements was $4.4 million at March 31, 2006.

                                                                            Original
                                             Leased or     Year Leased    Date of Lease
Location                                       Owned       or Acquired     Expiration
                                            -----------  ---------------  -------------

Executive/Branch Office:
855 Enfield Street
Enfield, Connecticut......................     Leased         2006            2031

Former Executive/Branch Office (1):
660 Enfield Street
Enfield, Connecticut......................     Leased         2005            2006

Branch Offices:

268 Hazard Avenue
Enfield, Connecticut......................     Owned          1962              --

54 Hazard Avenue (2)                                                        Month to
Enfield, Connecticut......................     Leased         1994            Month

112 Mountain Road
Suffield, Connecticut.....................     Leased         1988            2008

23 Main Street
Manchester, Connecticut...................     Owned          2002              --

124 Main Street
Broad Brook, Connecticut..................     Owned          2003              --

20 Main Street
Windsor Locks, Connecticut................     Leased         2002           2012(3)

One Shoham Road
East Windsor, Connecticut.................     Leased         2005           2015(4)

287 Somers Road
Ellington, Connecticut (5)................     Owned          2005              --

--------------------------------------------------------------------------------
(1) This property is the Company's former executive office which the Company has leased through June 15, 2006. After this date, the Company has two three-month extensions. The property is currently vacant.
(2) The Company has closed this branch office as of April 15, 2006 and the lease expired on April 30, 2006.
(3) We have an option to renew this lease for one additional five-year term.
(4) We have an option to renew this lease for two additional seven-year terms.
(5)      This property opened on April 17, 2006.

ITEM 3.  LEGAL PROCEEDINGS

         Periodically, there have been various claims and lawsuits involving Enfield Federal, such as claims to enforce liens, condemnation proceedings on properties in which Enfield Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Enfield Federal's business. In the opinion of management, after consultation with the Company's legal counsel, no such pending claims or lawsuits are expected to have a material adverse effect on the financial condition or operations of the Company, taken as a whole. The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Beginning on December 28, 2005, the Company's common stock was quoted on the Nasdaq National Market under the symbol "NEBS." Before that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "NEBS." According to the records of its transfer agent, the Company had approximately 784 stockholders of record as of June 2, 2006. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low bid information for the Company's common stock for each of the fiscal quarters in the two-year period ended March 31, 2006. The stock prices and dividends have been adjusted to reflect that each share of former New England Bancshares common stock was exchanged for 2.3683 shares of current New England Bancshares common stock in connection with the Company's second step conversion on December 28, 2005.


                                         High           Low        Dividends
                                      ------------    ---------   -----------
Fiscal 2006:
    Fourth Quarter.................     $10.90         $10.47       $0.03
    Third Quarter..................      11.40          10.24        0.02
    Second Quarter.................      11.65           6.61        0.02
    First Quarter..................       7.52           6.19        0.02

Fiscal 2005:

    Fourth Quarter.................     $ 8.66         $ 7.39        0.02
    Third Quarter..................       8.74           7.52          --
    Second Quarter.................      10.11           7.07          --
    First Quarter..................       8.13           7.41          --

         The Company did not repurchase any of its common shares during the quarter ended March 31, 2006.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The objective of this section is to help understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear under Part II, Item 7 of this annual report.

Overview

         Income. Our primary source of pre-tax income is net interest and dividend income. Net interest and dividend income is the difference between interest and dividend income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. To a much lesser extent, we also recognize pre-tax income from service charge income - mostly from service charges on deposit accounts, from the increase in cash surrender value of our bank-owned life insurance and from the sale of securities.

         Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

         Expenses. The expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, advertising and promotion expenses, professional fees, data processing expense, stationery and supplies expense, amortization of identifiable intangible assets and other miscellaneous expenses.

         Salaries and employee benefits expenses consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. It also includes expenses related to our employee stock ownership plan and restricted stock awards granted under our stock-based incentive plan. Expense for the employee stock ownership plan is based on the average market value of the shares committed to be released. An equal number of shares is released each year over the ten-year term of the loan. Expense for shares of restricted stock awards is based on the fair market value of the shares on the date of grant. Compensation and related expenses is recognized on a straight-line basis over the vesting period. We currently do not expense any stock options that we have granted. However, all stock options will be required to be expensed beginning in fiscal 2007.

         Occupancy and equipment expenses, which are the fixed and variable costs of land, building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, furniture and equipment expenses, maintenance and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from ten to 50 years for buildings and premises and three to 20 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or term of the lease.

         Advertising and promotion expenses include expenses for print advertisements, promotions and premium items.

         Professional fees primarily include fees paid to our independent auditors, our attorneys, our internal auditor and any consultants we employ, such as to review our loan or investment portfolios.

         Data processing expenses include fees paid to our third-party data processing service and ATM expense.

         Stationery and supplies expense consists of expenses for office supplies.

         Amortization of identifiable intangible assets consists of the amortization, on a straight-line basis over a ten-year period, of the $886,000 core deposit intangible that was incurred in connection with our acquisition of Windsor Locks Community Bank, FSL in December 2003.

         Other expenses include federal insurance deposit premiums, charitable contributions, regulatory assessments, telephone, insurance and other miscellaneous operating expenses.

Critical Accounting Policies

         We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or income to be critical accounting policies. We consider accounting policies relating to the allowance for loan losses and goodwill and other intangibles to be critical accounting policies.

         Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change.

         Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact our earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See notes 2 and 4 to the notes to consolidated financial statements included in Part II, Item 7 of this annual report.

         Goodwill and Other Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards No. 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded, and subsequent impairment analysis, requires us to make subjective judgments concerning estimates of how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue grown trends, specific industry conditions and changes in competition.

Operating Strategy

         Our mission is to operate and further expand a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

         o pursuing opportunities to increase multi-family and commercial real estate and commercial business lending in our market area;

         o continuing to emphasize the origination of one- to four-family residential real estate loans;

         o expanding our delivery system through a combination of increased uses of technology and additional branch facilities;

         o        aggressively attracting core deposits;

         o managing our net interest margin and net interest spread by having a greater percentage of our assets in loans, especially higher-yielding loans, which generally have a higher yield than securities; and

         o managing interest rate risk by emphasizing the origination of adjustable-rate or shorter duration loans.

         Pursue opportunities to increase multi-family, commercial real estate and commercial business lending in our market area

         Multi-family, commercial real estate and commercial business loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. Multi-family, commercial real estate and commercial business loans increased $13.0 million and $3.9 million for the years ended March 31, 2006 and 2005, respectively, and at March 31, 2006 comprised approximately 31.4% of total loans. There are many multi-family and commercial properties and businesses located in our market area, and with the additional capital we raised in the offering we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines. We have added expertise in our commercial loan department in recent years. Additionally, we may employ additional commercial lenders in the future to help increase our multi-family and commercial lending.

         However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

         Continue to emphasize the origination of one- to four-family residential real estate loans

         Our primary lending activity is the origination of residential mortgage loans secured by homes in our market area. We intend to continue emphasizing the origination of residential mortgage loans going forward. At March 31, 2006, 63.1% of our total loans were one- to four-family residential real estate loans. We believe that our emphasis on residential lending, which carries a lower credit risk, contributes to our high asset quality.

         Expand our delivery system through a combination of increased uses of technology and additional branch facilities

         We intend to expand the ways in which we reach and serve our customers. We implemented internet banking in fiscal 2003, which allows our customers to access their accounts and pay bills online. In fiscal 2006, we introduced an enhancement to our website to enable customers to obtain loan information to apply for a residential or commercial loan online. Also, we opened new branch offices in East Windsor, Connecticut in October 2005 and Ellington, Connecticut in April 2006. We intend to pursue expansion in our market area in the future, whether through de novo branching or acquisition. However, we have not entered into any binding commitments regarding our expansion plans.

         Aggressively attract core deposits

         Core deposits (accounts other than certificates of deposit) comprised 50.6% of our total deposits at March 31, 2006. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers. We also hope to increase core deposits by pursuing expansion inside and outside of our market area through de novo branching.

         Manage net interest margin and net interest spread by having a greater percentage of our assets in loans, especially higher-yielding loans, which generally have a higher yield than securities

         We intend to continue to manage our net interest margin and net interest spread by seeking to increase lending levels and by originating higher-yielding loans. Loans secured by multi-family and commercial real estate and commercial business loans are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Consequently, multi-family and commercial real estate and commercial business loans typically have higher yields, which increase our net interest margin and net interest spread.

         Manage interest rate risk by emphasizing the origination of adjustable-rate or shorter duration loans

         We manage our interest rate sensitivity to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than longer-term loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to: (1) improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread; and
(2) decrease the maturities of our assets, in part by the origination of adjustable-rate and shorter-term loans.

Balance Sheet Analysis

         Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, and to a lesser extent, secured by multi-family and commercial real estate. At March 31, 2006, real estate loans totaled $145.3 million, or 96.8% of total loans, compared to $127.9 million, or 95.2%, of total loans at March 31, 2005.

         The largest segment of our real estate loans is one- to four-family residential real estate loans. At March 31, 2006, one- to four-family residential real estate loans totaled $94.8 million, which represented 65.2% of real estate loans and 63.1% of total loans compared to $88.8 million at March 31, 2005, which represented 69.4% of real estate loans and 66.1% of total loans. One- to four-family residential real estate loans increased $6.0 million, or 6.7% for the year ended March 31, 2006 due to the prevailing low interest rate environment and competitive pricing.

         Multi-family and commercial real estate loans totaled $43.3 million at March 31, 2006, which represented 29.8% of real estate loans and 28.8% of total loans, compared to $28.8 million at March 31, 2005, which represented 22.5% of real estate loans and 21.4% of total loans. Multi-family and commercial real estate loans increased $14.5 million, or 50.4% for the year ended March 31, 2006 due to the continued emphasis of this type of lending and $4.1 million in loan participations.

         We originate construction loans secured by residential and multi-family and commercial real estate. This portfolio totaled $7.2 million at March 31, 2006, which represented 4.8% of total loans, compared to $10.3 million at March 31, 2005, which represented 7.7% of total loans. Construction loans decreased $3.1 million, or 30.1% for the year ended March 31, 2006 primarily due to the completion of construction projects and the loans on such projects converting to permanent financing.

         We also originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $3.8 million at March 31, 2006, which represented 2.6% of total loans, compared to $5.3 million at March 31, 2005, which represented 4.0% of total loans. Commercial business loans decreased $1.5 million, or 28.0% for the year ended March 31, 2006 primarily due to the payoff of a $1.5 million commercial loan due to the sale of the business.

         We originate a variety of consumer loans, including loans secured by automobiles and passbook or certificate accounts. Consumer loans totaled $1.0 million and represented 0.7% of total loans at March 31, 2006 and $1.1 million at March 31, 2005 which represented 0.8% of total loans.

         The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                                                 At March 31,
                                     ---------------------------------------------------------------------------------------------
                                            2006                2005                2004              2003              2002
                                     -----------------   -----------------   -----------------   ---------------   ---------------
                                                Percent             Percent             Percent           Percent          Percent
                                      Amount   Of Total   Amount   Of Total   Amount   Of Total  Amount  Of Total  Amount  Of Total
                                     --------   ------   --------   ------   --------   ------   ------   ------   ------   ------
                                                                           (Dollars in thousands)
Mortgage loans:
   Residential loans:
      One- to four-family (1) .....  $ 94,754    63.11%  $ 88,774    66.08%  $ 80,999    65.82%  $63,726   67.17%  $56,625   69.50%

      Multi-family ................     5,850     3.90      6,621     4.93      6,789     5.52    5,256     5.54    5,348     6.56
   Commercial real estate .........    37,453    24.95     22,166    16.50     17,475    14.20   13,378    14.10   10,222    12.55

   Construction loans .............     7,208     4.80     10,309     7.68     10,324     8.39    4,625     4.87    2,436     2.99
                                     --------   ------   --------   ------   --------   ------   ------   ------   ------   ------


         Total mortgage loans .....   145,265    96.76    127,870    95.19    115,587    93.93   86,985    91.68   74,631    91.60

Consumer loans ....................     1,023     0.68      1,132     0.84      1,467     1.19    1,629     1.72    2,066     2.54
Commercial loans ..................     3,838     2.56      5,332     3.97      6,004     4.88    6,262     6.60    4,777     5.86
                                     --------   ------   --------   ------   --------   ------   ------   ------   ------   ------


         Total loans ..............   150,126   100.00%   134,334   100.00%   123,058   100.00%  94,876   100.00%  81,474   100.00%

Deferred loan origination fees, net      (377)               (340)               (353)             (287)             (233)

Allowance for loan  losses ........    (1,636)             (1,437)             (1,301)           (1,008)             (773)
                                     --------            --------            --------            -------           -------

   Total loans, net ...............  $148,113            $132,557            $121,404            $93,581           $80,468
                                     ========            ========            ========            =======           =======

--------------------------------------------------------------------------------

(1) Includes $13.9 million, $9.6 million, $8.4 million, $7.5 million and $5.6 million million of home equity loans and lines of credit at March 31, 2006, 2005, 2004, 2003 and 2002, respectively.

         The following table sets forth certain information at March 31, 2006 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                          One- to            Commercial
                                          Four-     Multi-      Real                                          Total
                                          Family    Family     Estate    Construction Consumer   Commercial   Loans
                                          --------------------------------------------------------------------------
                                                                         (In thousands)
Amounts due in:
   One year or less ...................   $    615   $     --   $  1,397   $  5,281   $    232   $    712   $  8,237
   More than one year to three years ..      1,006        182      1,776        856        391        485      4,696
   More than three years to five years       1,186         --      1,267         --        329      1,251      4,033
   More than five years to ten years ..      6,179         63      7,917         15         51      1,167     15,392
   More than ten years to fifteen years     19,544      3,308      5,784         --         --         --     28,636
   More than fifteen years ............     66,224      2,297     19,312      1,056         20        223     89,132
                                          --------   --------   --------   --------   --------   --------   --------
      Total amount due ................   $ 94,754   $  5,850   $ 37,453   $  7,208   $  1,023   $  3,838   $150,126
                                          ========   ========   ========   ========   ========   ========   ========

         The following table sets forth the dollar amount of all loans at March 31, 2006 that are due after March 31, 2007 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.


                                              Due After March 31, 2007
                                ---------------------------------------------------
                                                    Floating or
                                  Fixed Rates     Adjustable Rates      Total
                                ---------------   ----------------  ---------------
                                                   (In thousands)
Mortgage loans:
   Residential loans:
      One- to four-family ...   $        78,007   $        16,132   $        94,139
      Multi-family ..........             1,529             4,321             5,850
   Commercial real estate ...            18,598            17,458            36,056
   Construction loans .......               751             1,176             1,927
                                ---------------   ---------------   ---------------
         Total mortgage loans            98,885            39,087           137,972
Consumer loans ..............               791                --               791
Commercial loans ............             1,827             1,299             3,126
                                ---------------   ---------------   ---------------
               Total loans ..   $       101,503   $        40,386   $       141,889
                                ===============   ===============   ===============

         The following table shows loan activity during the periods indicated.

                                                  For the Fiscal Year Ended March 31,
                                                  -----------------------------------
                                                    2006          2005         2004
                                                  ---------    ---------    ---------
                                                             (In thousands)

Beginning balance, loans, net .................   $ 132,557    $ 121,404    $  93,581
                                                  ---------    ---------    ---------
   Originations:
      Mortgage loans:
         Residential loans:
            One- to four-family ...............      19,543       19,232       26,181
            Multi-family ......................         563          704        2,163
         Commercial real estate ...............      10,921        5,289        3,765
         Construction loans ...................       8,984       17,809       12,913
                                                  ---------    ---------    ---------
               Total mortgage loans ...........      40,011       43,034       45,022
      Consumer loans ..........................         553          382          556
      Commercial loans ........................       1,297        1,872          741
                                                  ---------    ---------    ---------
               Total loan originations ........      41,861       45,288       46,319
Obtained through merger .......................          --           --       16,399
Loan participations ...........................       4,127        1,786           --

Deduct:
       Principal loan repayments and other, net     (30,421)     (35,926)     (34,788)
       Loan charge-offs, net of recoveries ....         (11)           5         (107)
                                                  ---------    ---------    ---------
Ending balance, loans, net ....................   $ 148,113    $ 132,557    $ 121,404
                                                  =========    =========    =========

         Securities. Our securities portfolio consists primarily of U.S. government and agency securities, mortgage-backed securities, marketable equitable securities, municipal securities and, to a lesser extent, corporate debt securities. Although corporate debt securities and municipal securities generally have greater credit risk than U.S. Treasury and government securities, they generally have higher yields than government securities of similar duration. Securities increased $5.7 million, or 12.3%, in year ended March 31, 2006 as we invested excess liquidity, including the proceeds from the maturation of mortgage-backed securities, in agency and municipal securities. All of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

         The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

                                                                           At March 31,
                                                --------------------------------------------------------------------
                                                         2006                  2005                  2004
                                                --------------------   --------------------    ---------------------
                                                Amortized     Fair     Amortized     Fair      Amortized      Fair
                                                  Cost        Value       Cost       Value        Cost        Value
                                                --------------------------------------------------------------------
                                                                            (In thousands)
Investments in available-for-sale securities:
      U.S. government and federal agencies ..   $ 25,666    $ 25,125    $ 21,129    $ 20,719    $ 12,742    $ 12,826
      Municipal securities ..................      8,199       8,099       5,995       5,897       3,831       3,864
      Corporate securities ..................        101         102         546         559         754         794
      Mortgage-backed securities ............     12,689      12,530      12,963      12,893      18,246      18,372
      Marketable equity securities ..........      9,403       9,207      12,952      12,834      12,020      11,971
                                                --------    --------    --------    --------    --------    --------
            Total ...........................     56,058      55,063      53,585      52,902      47,593      47,827
      Money market mutual funds included in
        cash and cash equivalents ...........     (2,766)     (2,766)     (6,317)     (6,317)     (5,518)     (5,518)
                                                --------    --------    --------    --------    --------    --------
           Total ............................   $ 53,292    $ 52,297    $ 47,268    $ 46,585    $ 42,075    $ 42,309
                                                ========    ========    ========    ========    ========    ========

         The aggregate amortized cost basis and fair value of securities of issuers (other than the U.S. Government or an agency of the U.S. Government) which exceeded 10% of stockholders' equity were as follows as of March 31, 2006:

                                           Amortized
                                              Cost                 Fair
                                             Basis                 Value
                                          -------------        --------------
                                                    (In thousands)
                  Issuer
        ----------------------------
        Asset Management Fund                 $9,350               $9,154

         The following table sets forth our securities:


                                                        At and For the Fiscal Year Ended March 31,
                                                        ------------------------------------------
                                                              2006        2005        2004
                                                            --------    --------    --------
                                                                    (In thousands)
Mortgage-related securities:
     Mortgage-related securities, beginning of period (1)   $ 12,893    $ 18,372    $ 21,810
     Purchases ..........................................      6,160       8,854      16,267
     Sales ..............................................       (368)     (1,880)     (1,529)
     Obtained through merger ............................         --          --       2,895
     Repayments and prepayments .........................     (5,963)    (12,221)    (20,888)
     Decrease in net premium ............................       (101)        (37)       (182)
     Decrease in net unrealized gain ....................        (91)       (195)         (1)
                                                            --------    --------    --------
         Net decrease in mortgage-related securities ....       (363)     (5,479)     (3,438)
                                                            --------    --------    --------
     Mortgage-related securities, end of period (1) .....   $ 12,530    $ 12,893    $ 18,372
                                                            ========    ========    ========

Investment securities:
     Investment securities, beginning of period (1) .....   $ 33,692    $ 23,937    $ 16,258
     Purchases ..........................................     11,161      18,073      23,033
     Sales ..............................................     (4,199)     (4,686)    (10,321)
        Obtained through merger .........................         --          --       4,074
     Maturities .........................................       (630)     (2,808)     (9,034)
     Decrease in net premium ............................        (35)       (104)       (123)
     (Decrease) increase in net unrealized gain .........       (222)       (720)         50
                                                            --------    --------    --------
         Net increase in investment securities ..........      6,075       9,755       7,679
                                                            --------    --------    --------
     Investment securities, end of period (1) ...........   $ 39,767    $ 33,692    $ 23,937
                                                            ========    ========    ========

---------------------
(1)   At fair value

         The following table sets forth the maturities and weighted average yields of securities at March 31, 2006. Weighted average yields are not presented on a tax-equivalent basis as the investment portfolio does not include any tax exempt obligations.


                             Within One Year     One To Five Years    Five To Ten Years     After Ten Years           Total
                            -----------------    -----------------    -----------------    -----------------    -----------------
                                      Weighted             Weighted             Weighted             Weighted             Weighted
                            Carrying  Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                             Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield
                            -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
                                                                 (Dollars in thousands)
Available-for-sale
securities:
     U.S. Government and
         Federal agencies   $   247      3.13%   $ 3,701      4.19%   $10,216      4.83%   $10,961      5.18%   $25,125      4.87%
     Municipal securities        --        --        235      2.70      4,736      3.66      3,128      3.87      8,099      3.71
     Corporate securities        --        --         --        --        102      5.85         --        --        102      5.85
     Mortgage-backed
        securities ......        --        --        233      4.73        118      6.73     12,179      5.17     12,530      5.18
                            -------              -------              -------              -------              -------
         Total ..........   $   247      3.13%   $ 4,169      4.14%   $15,172      4.49%   $26,268      5.02%   $45,856      4.75%
                            =======              =======              =======              =======              =======

         Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals and, to a lesser extent, commercial customers, within our market area. We do not currently use brokered deposits as a source of funding. Deposits increased $6.1 million, or 3.7%, for the year ended March 31, 2006 due primarily to an increase in NOW and money market accounts, partially offset by a decrease in savings accounts. The increase in NOW and money market accounts and the decrease in savings accounts was primarily due to disintermediation, as rates on other types of investments (CD's and money market accounts) have increased substantially over the past one to two years that customers have been moving funds from the generally lower rates of savings accounts.

         The following table sets forth the balances of our deposit products at the dates indicated.

                                            At March 31,
                                         -------------------
                                           2006       2005
                                         --------   --------
                                            (In thousands)
         Non-interest bearing accounts   $ 14,146   $ 13,562
         NOW and money market accounts     22,913     13,640
         Savings accounts ............     48,431     54,379
         Certificates of deposit .....     83,554     81,410
                                         --------   --------
              Total ..................   $169,044   $162,991
                                         ========   ========

         The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of March 31, 2006. Jumbo certificates of deposit require minimum deposits of $100,000.

                                                               Weighted
Maturity Period                              Amount         Average Rate
-------------------                       ------------      --------------
                                                (Dollars in thousands)

         Three months or less .........   $      1,449           2.11%
         Over three through six months           2,824           3.05
         Over six through twelve months          4,469           3.51
         Over twelve months ...........          7,781           3.97
                                          ------------
                  Total ...............          6,523           3.52%
                                           ===========

         The following table sets forth the time deposits classified by rates at the dates indicated.

                                             At March 31,
                                     ---------------------------
                                       2006     2005       2004
                                     -------   -------   -------
                                          (In thousands)
         Certificate accounts:
            0.00 to 2.00% ........   $ 5,858   $40,600   $49,304
            2.01 to 3.00% ........    25,820     9,620     7,860
            3.01 to 4.00% ........    29,634    19,224    10,062
            4.01 to 5.00% ........    21,797     7,822     4,389
            5.01 to 6.00% ........       372       398     1,587
            6.01 to 7.00% ........        --     3,462     9,412
            7.01 to 8.00% ........        --       116       108
            Fair value adjustment         73       168       266
                                     -------   -------   -------
                   Total .........   $83,554   $81,410   $82,988
                                     =======   =======   =======

         The following table sets forth the amount and maturities of time deposits classified by rates at March 31, 2006.

                                        Amount Due
                          --------------------------------------
                                                                            Percent of
                                       One     Two to      Over               Total
                          Less than   to Two    Three     Three            Certificate
                          One Year    Years     Years     Years     Total    Accounts
                          --------   -------   -------   -------   -------   --------
                                                 (In thousands)
Certificate accounts:
     0 to 2.00% ........   $ 5,858   $    --   $    --   $    --   $ 5,858       7.0%
   2.01 to 3.00% .......    21,697     3,995       128        --    25,820      30.9
   3.01 to 4.00% .......    11,745     3,737    12,099     2,053    29,634      35.5
   4.01 to 5.00% .......     9,286     5,068        --     7,443    21,797      26.1
   5.01 to 6.00% .......       137       182        --        53       372       0.5
   Fair value adjustment        73        --        --        --        73        --
                           -------   -------   -------   -------   -------   -------
           Total .......    48,796   $12,982   $12,227   $ 9,549   $83,554     100.0%
                           =======   =======   =======   =======   =======   =======

         The following table sets forth the deposit activity for the periods indicated.

                                           For the Fiscal Year Ended March 31,
                                           ----------------------------------
                                              2006       2005        2004
                                              ----       ----        ----
                                                    (In thousands)


Net deposits (withdrawals) ..............   $  3,203   $ (2,334)   $ (3,013)

Deposits acquired through merger ........         --         --      34,357
Interest credited on deposit accounts (1)      2,850      2,535       2,493
                                            --------   --------    --------
Total increase in deposit accounts ......      6,053        201      33,837
                                            ========   ========    ========

------------------------
(1) Includes amortization of fair value adjustment.

         Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

         The following table sets forth certain information regarding our borrowed funds:

                                                                        At or For the Years
                                                                          Ended March 31,
                                                                   -----------------------------
                                                                    2006       2005        2004
                                                                   -------    -------    -------
                                                                      (Dollars in thousands)

Federal Home Loan Bank advances:
   Average balance outstanding .................................   $20,129    $10,791    $ 8,055
   Maximum amount outstanding at any month-end during the period    21,642     15,749     10,133
   Balance outstanding at end of period ........................    21,642     15,620      9,926
   Weighted average interest rate during the period ............      3.98%      3.69%      4.00%
   Weighted average interest rate at end of period .............      4.00%      3.76%      3.73%


Results of Operations for the Years Ended March 31, 2006 and 2005

         Overview.
                                               2006        2005        % Change
                                            ---------    ---------    ---------
                                                    (Dollars in thousands)

         Net income .....................   $   1,309    $   1,188         10.2%
         Return on average assets .......        0.57%        0.57%          --
         Return on average equity .......        3.63%        4.26%       (14.8)
         Average equity to average assets       15.72%       13.48%        16.6

         Net income increased due primarily to increases in net interest and dividend income, offset by an increase in non interest expenses. Net interest income increased primarily as a result of a higher volume of and yield on interest-earning assets, partially offset by an increase in the cost of funds.

         Net Interest and Dividend Income. Net interest and dividend income totaled $8.1 million for the year ended March 31, 2006, an increase of $914,000 or 12.7%. This resulted mainly from a $22.0 million increase in average interest-earning assets during the year. Our interest rate spread decreased 7 basis points to 3.51% for the year ended March 31, 2006 and net interest margin increased 5 basis points to 3.87% for the same time period.

         Interest and dividend income increased $1.8 million, or 17.3% from $10.2 million for fiscal 2005 to $12.0 million for fiscal 2006. Average interest-earning assets were $213.3 million for fiscal 2006, an increase of $22.0 million, or 11.5%, compared to $191.3 million for fiscal 2005. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio, federal funds sold and investment securities. The yield in interest-earning assets increased from 5.38% to 5.67% as market interest rates continued increasing in fiscal 2006.

         Interest expense increased $851,000, or 28.5%, from $3.0 million for fiscal 2005 to $3.8 million for fiscal 2006. Average interest-bearing liabilities grew $11.4 million, or 6.9%, from $166.0 million for fiscal 2005 to $177.4 million for fiscal 2006 due to a $9.3 million increase in the average balance of Federal Home Loan Bank advances and a $3.3 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.16% for fiscal 2006 from 1.80% for fiscal 2005 due to increased rates paid on deposits and borrowings.

         Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average of month-end balances and non-accrual loans are included in average balances; however, accrued interest income has been excluded from these loans.

                                                                       For the Fiscal Years Ended March 31,
                                             ---------------------------------------------------------------------------------------
                                                          2006                         2005                         2004
                                             ---------------------------  ---------------------------  -----------------------------
                                                                 Average                      Average                        Average
                                              Average             Yield/  Average              Yield/   Average              Yield/
                                              Balance   Interest  Rate    Balance    Interest  Rate     Balance   Interest   Rate
                                             --------   --------  ----    --------   --------  ----    --------   --------   ----
                                                                 (Dollars in thousands)
Assets:
   Federal funds sold, interest-bearing
      deposits and marketable
      equity securities ...................  $ 21,948    $  871   3.97%   $ 18,725    $  434   2.32%   $ 11,250    $  196    1.74%
   Investments in available for sale
      securities, other than mortgage-
      backed and mortgage-related
      securities (1) ......................    35,420     1,597   4.51      30,372     1,289   4.24      21,032       738    3.51
   Mortgage-backed and mortgage-related
      securities ..........................    12,774       555   4.35      15,623       604   3.86      21,641       788    3.64
   Federal Home Loan Bank stock ...........     1,383        64   4.63       1,025        33   3.25         877        24    2.75
   Loans, net (2) .........................  (141,802)   (9,001) (6.35)   (125,567)   (7,943)  (6.33)  (103,386)   (7,086)  (6.85)
                                             --------    ------           --------    ------           --------    ------
        Total interest-earning assets .....   213,327    12,088   5.67     191,312    10,303   5.38     158,186     8,832    5.58
                                                         ------                       ------                       ------
   Noninterest-earning assets .............    12,028                       11,975                       11,234
   Cash surrender value of life insurance .     3,979                        3,818                        3,644
                                             --------                     --------                     --------
        Total assets ......................  $229,334                     $207,105                     $173,064
                                             ========                     ========                     ========

Liabilities and Stockholders' Equity:
   Deposits:
     Savings accounts .....................  $ 51,371    $  319   0.62%   $ 55,280    $  337   0.61%   $ 46,001    $  328    0.71%
     NOW accounts .........................     7,413        19   0.26       7,020        17   0.25       5,220        16     0.3
     Money market accounts ................     9,413       180   1.91       6,532        65   0.99       6,177        63    1.01
     Certificate accounts .................    82,414     2,332   2.83      83,161     2,115   2.54      73,725     2,087    2.83
                                             --------    ------           --------    ------           --------    ------
        Total deposits ....................   150,611     2,850   1.89     151,993     2,534   1.67     131,123     2,494     1.9
   Federal Home Loan Bank advances ........    20,129       801   3.98      10,791       398   3.69       8,055       322       4
   Advanced payments by borrowers for
      taxes and insurance .................       876        11   1.26         643         8   1.32         451         7     1.5
   Securities sold under agreements to
      repurchase ..........................     5,802       175   3.02       2,549        46   1.79         439         5    1.19
                                             --------    ------           --------    ------           --------    ------
        Total interest-bearing liabilities    177,418     3,837   2.16     165,976     2,986    1.8     140,068     2,828    2.02
                                                         ------                       ------                       ------
   Demand deposits ........................    14,440                       12,284                        7,792
   Other liabilities ......................     1,425                          935                          948
                                             --------                     --------                     --------
        Total liabilities .................   193,283                      179,195                      148,808
   Stockholders' Equity ...................    36,051                       27,910                       24,256
                                             --------                     --------                     --------
        Total liabilities and stockholders'
         equity ...........................  $229,334                     $207,105                     $173,064
                                             ========                     ========                     ========
   Net interest income/net interest rate
         spread (3) .......................              $8,251   3.51%               $7,317   3.58%               $6,004    3.56%
                                                         ======   ====                ======   ====                ======    ====
   Net interest margin (4) ................                       3.87%                        3.82%                         3.80%
                                                                  ====                         ====                          ====
   Ratio of interest-earning assets
      to interest-bearing liabilities .....    120.24%                      115.26%                      112.94%
                                             ========                     ========                     ========

------------------------
(1)  Reported on a tax equivalent basis, using a 34% tax rate.
(2) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. We record interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

         Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.


                                                          Fiscal Year Ended             Fiscal Year Ended
                                                           March 31, 2006                March 31, 2005
                                                             Compared to                   Compared to
                                                          Fiscal Year Ended             Fiscal Year Ended
                                                           March 31, 2005                March 31, 2004
                                                  -----------------------------    -----------------------------
                                                  Increase (Decrease)              Increase (Decrease)
                                                        Due to                           Due to
                                                   -----------------               ------------------
                                                    Rate     Volume       Net      Volume      Rate        Net
                                                   -------   -------    -------    -------    -------    -------
                                                                          (In thousands)
Interest-earning assets:
   Federal funds sold, interest-bearing
      deposits and marketable equity securities    $   352   $    85    $   437    $    79    $   159    $   238
   Investments in available-for-sale securities,
      other than mortgage-backed and
      mortgage-related securities ..............        74       234        308        176        375        551
   Mortgage-backed and mortgage-related
      securities ...............................       130      (179)       (49)        52       (236)      (184)
   Federal Home Loan Bank stock ................        17        14         31          5          4          9
   Loan, net (1) ...............................        27     1,031      1,058       (480)     1,337        857
                                                   -------   -------    -------    -------    -------    -------
         Total interest-earning assets .........       600     1,185      1,785       (168)     1,639      1,471
                                                   -------   -------    -------    -------    -------    -------

Interest-bearing liabilities:
   Savings accounts ............................         7       (25)       (18)       (22)        31          9
   NOW accounts ................................         1         1          2         (2)         3          1
   Money market accounts .......................        78        37        115         (1)         3          2
   Certificate accounts ........................       235       (18)       217       (109)       137         28
   Federal Home Loan Bank advances .............        34       369        403        (22)        98         76
   Advanced payments by borrowers for taxes
      and insurance ............................        --         3          3         (1)         2          1
   Securities sold under agreements to
       repurchase ..............................        45        84        129          4         37         41
                                                   -------   -------    -------    -------    -------    -------
         Total interest-bearing liabilities ....       400       451        851       (153)       311        158
                                                   -------   -------    -------    -------    -------    -------
Increase in net interest income ................   $   200   $   734    $   934    $   (15)   $ 1,328    $ 1,313
                                                   =======   =======    =======    =======    =======    =======

------------------------------
(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. We record interest income on non-accruing loans. We record interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

         Provision for Loan Losses. The provision for loan losses are charges to earnings to bring the total allowance for losses to a level considered by management as adequate to provide for estimated losses inherent in the loan portfolio. The size of the provision for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

         We recorded a $210,000 and $131,000 provision for loan losses in the years ended March 31, 2006 and 2005, respectively. The increase in the provision was caused primarily by increased loan growth, primarily in the generally higher risk commercial real estate loan category and a slight increase in non-accrual loans and classified assets, partially offset by low net loan charge-offs for fiscal year 2006.

         Although management utilizes its best judgment in providing for losses, there can be no assurance that we will not have to change its provisions for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

         An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under "--Risk Management--Analysis of Non-Performing and Classified Assets" and "--Risk Management--Analysis and Determination of the Allowance for Loan Losses."

         Non-interest Income. The following table shows the components of non-interest income and the percentage changes from 2006 to 2005.

                                                                        2006     2005    % Change
                                                                       ------   ------   --------
                                                                       (In thousands)

         Service fees on deposit accounts ..........................   $  514   $  456     12.7%
         Gain on securities and interest-bearing time deposits, net        33       44    (25.0)
         Increase in cash surrender value of life insurance policies      150      149      0.7
         Other income ..............................................      138      156    (11.5)
                                                                       ------   ------
               Total ...............................................   $  835   $  805      3.7
                                                                       ======   ======

         Service charges on deposit accounts increased due to the introduction of an overdraft privilege product. Net gains on sales and calls of securities decreased due to fewer sales in fiscal 2006. Gains from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future. The decrease in other income was due primarily to lower commissions received from Infinex Financial Group, a third party registered broker-dealer, due to decreased sales in fiscal 2006.

         Non-interest Expenses. The following table shows the components of non-interest expenses and the percentage changes from fiscal 2006 to fiscal 2005.

                                                  2006      2005     % Change
                                                 ------    ------    --------
                                                  (In thousands)

Salaries and employee benefits ...............   $3,842    $3,595       6.9%
Occupancy and equipment expenses .............    1,113       850      30.9
Advertising and promotion ....................      216       159      35.8
Professional fees ............................      303       224      35.3
Data processing expense ......................      301       275       9.5
Stationery and supplies ......................       91        86       5.8
Amortization of identifiable intangible assets       88        89      (1.1)
Other expense ................................      835       781       6.9
                                                 ------    ------
      Total ..................................   $6,789    $6,059      12.0
                                                 ======    ======

Efficiency ratio (1) .........................     75.8%     75.7%

------------------------
    (1) Computed as non-interest expenses divided by the sum of net interest and dividend income and other income.

         During fiscal 2006, the Company opened an additional branch and moved its headquarters and main branch office into a newly constructed building, which caused increases in salary and employee benefits, occupancy and equipment expenses, and advertising and promotion. Product expansion initiatives caused data processing expense to increase. Professional fees increased as the Company hired additional third-parties for the increased compliance regulations.

         Income Taxes. Income tax expense for the year ended March 31, 2006 increased to $644,000 from $630,000 in the previous year. The increase was primarily due to the increase in income before taxes. The effective tax rate decreased from 34.7% for the year ended March 31, 2005 to 33.0% for the year ended March 31, 2006 as a result of increased state tax credits due to the Company's retail franchise expansion.

Risk Management

         Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we encounter are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

         Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family residential real estate loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

         When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not received by the 30th day of delinquency, additional letters and phone calls generally are made. Typically, when the loan becomes 60 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not paid in full within 30 days. Generally, loan workout arrangements are made with the borrower at this time; however, if an arrangement cannot be structured before the loan becomes 90 days past due, we will send a formal demand letter and, once the time period specified in that letter expires, commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

         Management informs the executive committee of the board of directors monthly of the amount of loans delinquent more than 90 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

         Analysis of Non-performing and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. When a loan becomes 90 days delinquent, the loan is placed on non-accrual status at which time the accrual of interest ceases and an allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

         Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is recorded at the lower of the recorded investment in the loan or at fair value. Thereafter, we carry foreclosed real estate at fair value, net of estimated selling costs. Holding costs and declines in fair value after acquisition of the property result in charges against income.

         Non-performing assets totaled $600,000, or 0.23% of total assets, at March 31, 2006, which was an increase of $136,000, or 29.3%, from March 31, 2005. Non-accrual loans accounted for all of non-performing assets at March 31, 2006. At March 31, 2006, non-accrual loans consisted of three one- to four-family residential real estate loans and three commercial loans.

         The following table provides information with respect to our non-performing assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

                                                                           At March 31,
                                                      ---------------------------------------------------
                                                       2006        2005       2004       2003       2002
                                                      -------    -------    -------    -------    -------
                                                                     (Dollars in thousands)
Non-accruing loans:
   Mortgage loans:
      Residential loans:
           One- to four-family ....................   $   331    $   464    $   182    $    81    $   201
           Multi-family ...........................        --         --         72         --         --
      Commercial real estate ......................        --         --        155        159         --
                                                      -------    -------    -------    -------    -------
         Total mortgage loans .....................       331        464        409        240        201
   Consumer loans .................................        --         --         --         --         --
   Commercial loans ...............................       269         --        528         --         --
                                                      -------    -------    -------    -------    -------
            Total nonaccrual loans ................       600        464        937        240        201
Other real estate owned ...........................        --         --         --         --         --
                                                      -------    -------    -------    -------    -------
            Total nonperforming assets ............   $   600    $   464    $   937    $   240    $   201
                                                      =======    =======    =======    =======    =======
Impaired loans ....................................      $---       $---    $   755    $   159       $---
Accruing loans 90 days or more past due ...........        --         --        411          5         --
Allowance for loan losses as a percent of loans (1)      1.09%      1.07%      1.06%      1.07%      0.95%
Allowance for loan losses as a percent
   of nonperforming loans (2) .....................    272.67%    309.70%    138.85%    420.00%    384.58%
Nonperforming loans as a percent of loans (1)(2) ..      0.40%      0.35%      0.76%      0.25%      0.25%
Nonperforming assets as a percent of total assets .      0.23%      0.22%      0.46%      0.15%      0.15%


-----------------------------
(1)  Loans are presented before allowance for loan losses.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by Enfield Federal as presenting uncertainty with respect to the collectibility of interest or principal.

         Other than disclosed in the above table, there were no other loans at March 31, 2006 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

         Interest income that would have been recorded for the year ended March 31, 2006 had non-accruing loans been current according to their original terms amounted to $13,000, none of which was recognized in interest income.

         Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a "special mention" category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful, we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified as loss.

         The following table shows the aggregate amounts of our classified assets at the dates indicated.

                                      At March 31,
                                      -----------
                                      2006   2005
                                      ----   ----
                                     (In thousands)
         Substandard assets .......   $782   $652
         Doubtful assets ..........     47     47
         Loss assets ..............     --     --
                                      ----   ----
            Total classified assets   $829   $699
                                      ====   ====
         -----------------

         Classified assets at March 31, 2006 included six loans totaling $600,000 that were considered non-performing. Classified assets at March 31, 2005 included three loans totaling $464,000 that were considered non-performing.

         In addition, loans totaling $478,000 were categorized as special mention at March 31, 2006, consisting of two one- to four-family loans and three commercial loans.

         Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

                                        At March 31, 2006                  At March 31, 2005               At March 31, 2004
                                 --------------------------------  -------------------------------- --------------------------------
                                   30-89 Days     90 Days or More    30-89 Days     90 Days or More   30-89 Days     90 Days or More
                                 --------------   ---------------  --------------   --------------- --------------   ---------------

                                         Princ-           Princ-           Princ-           Princ-          Princ-           Princ-
                                 Number  ipal     Number  ipal     Number   ipal    Number   ipal   Number   ipal    Number   ipal
                                   of   Balance    of    Balance    of    Balance     of   Balance    of   Balance     of    Balance
                                  Loans of Loan    Loan  of Loans  Loans  of Loans  Loans  of Loans Loans  of Loans  Loans  of Loans
                                 ------  ------   ------  ------   ------  ------   ------  ------  ------  ------   ------  ------
                                                                  (Dollars in Thousands)
Mortgage loans:
   Residential loans:
      One- to four-family ......     24  $2,086        1  $  284       23  $2,038        2  $  420      31  $1,949        4  $  253
      Multi-family .............     --      --       --      --       --      --       --      --      --      --        2     266
   Commercial real estate ......      1     430       --      --        2     102       --      --      --      --        2     155
   Construction loans ..........     --      --       --      --        1     250       --      --      --      --       --      --
                                 ------  ------   ------  ------   ------  ------   ------  ------  ------  ------   ------  ------
            Total mortgage loans     25   2,516        1     284       26   2,390        2     420      31   1,949        8     674
Consumer loans .................      3      37       --      --        1       3       --      --       7      49        2      10
Commercial loans ...............     --      --        3     269       --      --       --      --      --      --        1     528
                                 ------  ------   ------  ------   ------  ------   ------  ------  ------  ------   ------  ------
            Total ..............     28  $2,553        4  $  553       27  $2,393        2  $  420      38  $1,998       11  $1,212
                                 ======  ======   ======  ======   ======  ======   ======  ======  ======  ======   ======  ======
Delinquent loans to loans (1) ..           1.70%            0.37%            1.78%            0.31%           1.62%            0.99%


------------------
(1) Loans are presented before the allowance for loan losses and net of deferred loan origination fees.

         Analysis and Determination of the Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Based on management's judgment, the allowance for loan losses covers all known losses and inherent losses in the loan portfolio March 31, 2006, 2005, 2004, 2003, and 2002.

         Our methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

         Specific Allowances for Identified Problem Loans. We establish an allowance on identified problem loans based on factors including, but not limited to: (1) the borrower's ability to repay the loan; (2) the type and value of the collateral; (3) the strength of our collateral position; and (4) the borrower's repayment history.

         General Valuation Allowance on the Remainder of the Portfolio. We also establish a general allowance by applying loss factors to the remainder of the loan portfolio to capture the inherent losses associated with the lending activity. This general valuation allowance is determined by segregating the loans by loan category and assigning loss factors to each category. The loss factors are determined based on our historical loss experience, delinquency trends and management's evaluation of the collectibility of the loan portfolio. Based on management's judgment, we may adjust the loss factors due to: (1) changes in lending policies and procedures; (2) changes in existing general economic and business conditions affecting our primary market area; (3) credit quality trends; (4) collateral value; (5) loan volumes and concentrations; (6) seasoning of the loan portfolio; (7) recent loss experience in particular segments of the portfolio; (8) duration of the current business cycle; and (9) bank regulatory examination results. Loss factors are reevaluated quarterly to ensure their relevance in the current real estate environment.

         The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

         At March 31, 2006, our allowance for loan losses represented 1.09% of total loans and 272.7% of non-performing loans. The allowance for loan losses increased $199,000 from March 31, 2005 to March 31, 2006 due to a provision for loan losses of $210,000, offset by net charge-offs of $11,000. The provision for loan losses for the year ended March 31, 2006 reflected continued growth of the loan portfolio, particularly the increase in commercial real estate loans, which carry a higher risk of default than one-to four-family residential real estate loans. There was no change in the loss factors used to calculate the allowance from March 31, 2005 to March 31, 2006 and a slight increase in non-accrual loans and classified assets, partially offset by low net charge-offs.

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.


                                                                          At March 31,
                            -------------------------------------------------------------------------------------------------------
                                   2006                 2005                 2004                 2003                  2002
                            -------------------   ------------------   ------------------  -------------------  -------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                      Loans in             Loans in             Loans in             Loans in             Loans in
                                        Each                 Each                 Each                 Each                 Each
                                      Category             Category             Category             Category             Category
                                      to Total             to Total             to Total             to Total             to Total
                             Amount    Loans      Amount    Loans      Amount    Loans      Amount    Loans      Amount     Loans
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                     (Dollars in thousands)
Mortgage loans:
   Residential loans:
      One- to four-family   $    329     63.11%  $    401     66.08%  $    389     65.82%  $    381     67.17%  $    292     69.50%
      Multi-family .......       154       3.9         27      4.93        134      5.52        116      5.54         89      6.56
   Commercial real estate      1,002     24.95        637      16.5        368      14.2        329      14.1        252     12.55
   Construction loans ....        84       4.8        235      7.68        180      8.39         50      4.87         39      2.99
Consumer  oans ...........        12      0.68         20      0.84         15      1.19         23      1.72         18      2.54
Commercial loans .........        55      2.56        117      3.97        215      4.88        109       6.6         83      5.86
                            --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
         Total allowance
           for loan losses  $  1,636    100.00%  $  1,437    100.00%  $  1,301    100.00%  $  1,008    100.00%  $    773    100.00%
                            ========  ========   ========  ========   ========  ========   ========  ========   ========  ========

         Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

         Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

                                                                At or For the Fiscal Year
                                                                     Ended March 31,
                                                  ----------------------------------------------------
                                                   2006        2005        2004      2003        2002
                                                  -------    -------     -------    -------    -------
                                                                  (Dollars in thousands)

Balance at beginning of period ................   $ 1,437    $ 1,301     $ 1,008    $   773    $   603
Provision for loan losses .....................       210        131         240        240        200
Charge-offs:
   Mortgage loans:
      Residential loans:
         One- to four-family ..................        --         --          --         --         --
         Multi-family .........................        --         83          42         --         --
   Consumer loans .............................        17         16          --         12         30
   Commercial loans ...........................        --         --          65         --         --
                                                  -------    -------     -------    -------    -------
      Total charge-offs .......................        17         99         107         12         30
                                                  -------    -------     -------    -------    -------
Recoveries:
   Mortgage loans:
      Residential loans:
         One- to four-family ..................        --         --          --         --         --
         Multi-family .........................        --         80          --         --         --
   Consumer loans .............................         6          2          --          7         --
   Commercial loans ...........................        --         22          --         --         --
                                                  -------    -------     -------    -------    -------
      Total Recoveries ........................         6        104          --          7         --
                                                  -------    -------     -------    -------    -------
Net charge-offs (recoveries) ..................        11         (5)        107          5         30
                                                  -------    -------     -------    -------    -------
Allowance obtained through merger .............        --         --         160         --         --
                                                  -------    -------     -------    -------    -------
Balance at end of period ......................   $ 1,636    $ 1,437     $ 1,301    $ 1,008    $   773
                                                  =======    =======     =======    =======    =======
Ratio of net charge-offs during the period to
   average loans outstanding during the period       0.01%      ---%        0.10%      0.01%      0.04%
Allowance for loan losses as a percent of
   loans (1) ..................................      1.09%      1.07%       1.06%      1.07%      0.95%
Allowance for loan losses as a percent of
   nonperforming loans (2) ....................    272.67%    309.70%     138.85%    420.00%    384.58%

-------------------------------
(1)  Loans are presented before allowance for loan losses.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

         During the fiscal year ended March 31, 2004, we acquired $160,000 of allowance for loan losses in connection with the acquisition of Windsor Locks Community Bank. The loans acquired in the merger were primarily one- to four-family loans, which had a face value of $16.7 million and a fair value of $16.6 million. In determining the fair value of the loans, we used a discounted cash flow method utilizing the current loan rate as of the date of the consummation of the merger. The amount of the allowance for loan losses that was attributable to these loans was calculated based on the collectibility of the loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

         Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, we attempt to manage our interest rate risk through: our investment portfolio, an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

         We have an Asset/Liability Committee, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

         Net Interest Income Simulation Analysis. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

         Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

         Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

         The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next twelve months and for the twelve month period thereafter using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

         The following table reflects changes in our estimated net interest income.

                                                   At March 31, 2006
                                                  Percentage Change in
                                                       Estimated
                                                Net Interest Income Over
                                              -----------------------------
                                                  First         Second
                                                12 Months      12 Months
                                              -------------- --------------

200 basis point increase in rates                (2.21)%          (4.30)%
200 basis point decrease in rates                (3.18)           (9.23)

         The changes in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected in the first twelve months and the twelve months thereafter if rates rose by 200 basis points. In addition, if rates declined by 200 basis points net interest income would be adversely affected in the first twelve months and the twelve months thereafter. The above changes are all within the Bank's internal guidelines for net interest income simulation.

         Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.


                                  Net Portfolio Value                 Net Portfolio Value as % of
                       --------------------------------------------     Present Value of Assets
Basis Point ("bp")               (Dollars in thousands)              -----------------------------
 Change in Rates        $ Amount        $ Change        % Change        NPV Ratio       Change
---------------------  ------------   --------------   ------------  -------------   -------------
       300 bp            $40,016         $(12,399)         (24)%           16.18%        (355)bp
       200                43,987           (8,429)         (16)            17.38         (235)
       100                48,095           (4,321)          (8)            18.55         (118)
         0                52,415               --           --             19.73            --
      (100)               54,126            1,710            3             20.07           34
      (200)               53,509            1,094            2             19.70           (3)


         The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

         Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in money market mutual funds, federal funds sold and short- and intermediate-term agency and municipal securities.

         Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $38.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $52.3 million at March 31, 2006. In addition, at March 31, 2006, we had the ability to borrow approximately $44.8 million from the Federal Home Loan Bank of Boston. On that date, we had $21.6 million outstanding.

         At March 31, 2006, we had $14.3 million in loan commitments outstanding, which included $5.5 million in undisbursed construction loans and $5.0 in unused lines of credit. Certificates of deposit due within one year of March 31, 2006 totaled $48.7 million, or 28.8% of total deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         The following table presents our contractual obligations at March 31, 2006.

                                                      Payments Due by Period
                                 --------------------------------------------------------------
                                              Less than      One to      Three to     More than
                                    Total      One Year    Three Years  Five Years   Five Years
                                 ----------   ----------   ----------   ----------   ----------
                                                         (In thousands)

Long-Term Debt Obligations (1)   $   21,642   $    3,755   $    6,292   $    5,875   $    5,720
Operating Lease Obligations ..       11,540          458          873          858        9,351
                                 ----------   ----------   ----------   ----------   ----------
    Total ....................   $   33,182   $    4,213   $    7,165   $    6,733   $   15,071
                                 ==========   ==========   ==========   ==========   ==========

------------------
(1) Consists of Federal Home Loan Bank advances.

         Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, we offer promotional rates on certain deposit products to attract certain deposit products.

         The following table presents our primary investing and financing activities during the periods indicated.

                                               Years Ended March 31,
                                            ---------------------------
                                              2006     2005       2004
                                            ---------------------------
                                                   (In thousands)
Investing activities:
     Loan originations and participations   $45,988   $47,074   $52,156
     Securities purchases ...............    17,321    26,927    39,300

Financing activities:
     Increase in deposits ...............   $ 6,053   $   201   $33,837
        Increase in FHLB advances .......     6,022     5,694     1,784
        Increase in securities sold
           under agreements to repurchase     3,081     3,456       788

         Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. See Item 1. Description of Business--"Regulation and Supervision--Federal Banking Regulation--Capital Requirements" and note 14 of the notes to the consolidated financial statements.

         The capital we raised in the offering significantly increased our liquidity and capital resources. Over time, our liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity that resulted from the capital raised in the offering initially had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

         Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at March 31, 2006 and their effect on our liquidity is presented at note 17 of the notes to the consolidated financial statements included in this annual report and under "--Risk Management--Liquidity Management."

         For the year ended March 31, 2006, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period of the Company's first fiscal year that begins after December 15, 2005. The additional annual compensation cost for our stock options outstanding at March 31, 2006 that is expected to be recognized in fiscal year 2007, as a result of the adoption of SFAS No. 123R, is approximately $143,000 before taxes.

         In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on our financial position or results of operations.

Effect of Inflation and Changing Prices

    The financial statements and related financial data presented in this annual report have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



                              [LETTERHEAD OMITTED]







The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                       /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                       SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
April 19, 2006

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             March 31, 2006 and 2005
                             -----------------------
                             (Dollars In Thousands)
                             ----------------------


ASSETS                                                                2006          2005
------                                                              ---------    ---------
Cash and due from banks                                             $   4,882    $   4,412
Interest-bearing demand deposits with other banks                         308          240
Federal funds sold                                                     30,700        5,575
Money market mutual funds                                               2,766        6,317
                                                                    ---------    ---------
           Total cash and cash equivalents                             38,656       16,544
Interest-bearing time deposits with other banks                         4,222        5,902
Investments in available-for-sale securities (at fair value)           52,297       46,585
Federal Home Loan Bank stock, at cost                                   1,417        1,126
Loans, net of the allowance for loan losses of $1,636 as of
   March 31, 2006 and $1,437 as of March 31, 2005                     148,113      132,557
Premises and equipment, net                                             4,441        2,067
Accrued interest receivable                                               978          896
Deferred income taxes, net                                              1,152          852
Cash surrender value of life insurance                                  4,060        3,905
Identifiable intangible assets                                            687          775
Goodwill                                                                1,090        1,090
Other assets                                                              686          903
                                                                    ---------    ---------
           Total assets                                             $ 257,799    $ 213,202
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                              $  14,146    $  13,562
   Interest-bearing                                                   154,898      149,429
                                                                    ---------    ---------
           Total deposits                                             169,044      162,991
Advanced payments by borrowers for taxes and insurance                    969          644
Federal Home Loan Bank advances                                        21,642       15,620
Securities sold under agreements to repurchase                          7,325        4,244
Due to broker                                                             626          278
Other liabilities                                                       1,372          986
                                                                    ---------    ---------
           Total liabilities                                          200,978      184,763
                                                                    ---------    ---------
Stockholders' equity:
   Preferred stock, par value $.01 per share; 1,000,000 shares
     authorized; none issued                                               --           --
   Common stock, par value $.01 per share; 10,000,000 shares
     authorized; 5,346,583 shares issued as of March 31, 2006 and
      2,257,651 shares issued as of March 31, 2005                         53           23
   Paid-in capital                                                     42,339       12,547
   Retained earnings                                                   18,151       17,125
   Unearned ESOP shares, 350,945 shares as of March 31, 2006 and
     139,824 shares as of March 31, 2005                               (2,903)        (517)
   Unearned shares, stock-based incentive plan, 34,500 shares
     as of March 31, 2006 and 51,750 as of March 31, 2005                (211)        (322)
   Accumulated other comprehensive loss                                  (608)        (417)
                                                                    ---------    ---------
           Total stockholders' equity                                  56,821       28,439
                                                                    ---------    ---------
           Total liabilities and stockholders' equity               $ 257,799    $ 213,202
                                                                    =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                   For the Years Ended March 31, 2006 and 2005
                   -------------------------------------------

                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                2006      2005
                                                                              -------   -------
Interest and dividend income:
   Interest and fees on loans                                                 $ 9,001   $ 7,943
   Interest on debt securities:
     Taxable                                                                    1,757     1,560
     Tax-exempt                                                                   261       219
   Dividends on Federal Home Loan Bank stock                                       64        33
   Interest on federal funds sold, interest-bearing deposits and dividends
     on marketable equity securities                                              871       434
                                                                              -------   -------
           Total interest and dividend income                                  11,954    10,189
                                                                              -------   -------
Interest expense:
   Interest on deposits                                                         2,850     2,534
   Interest on advanced payments by borrowers for taxes and insurance              11         8
   Interest on Federal Home Loan Bank advances                                    801       398
   Interest on securities sold under agreements to repurchase                     175        46
                                                                              -------   -------
           Total interest expense                                               3,837     2,986
                                                                              -------   -------
           Net interest and dividend income                                     8,117     7,203
Provision for loan losses                                                         210       131
                                                                              -------   -------
           Net interest and dividend income after provision for loan losses     7,907     7,072
                                                                              -------   -------
Noninterest income:
   Service charges on deposit accounts                                            514       456
   Gain on securities and interest-bearing time deposits, net                      33        44
   Increase in cash surrender value of life insurance policies                    150       149
   Other income                                                                   138       156
                                                                              -------   -------
           Total noninterest income                                               835       805
                                                                              -------   -------
Noninterest expense:
   Salaries and employee benefits                                               3,842     3,595
   Occupancy and equipment expense                                              1,113       850
   Advertising and promotion                                                      216       159
   Professional fees                                                              303       224
   Data processing expense                                                        301       275
   Stationery and supplies                                                         91        86
   Amortization of identifiable intangible assets                                  88        89
   Other expense                                                                  835       781
                                                                              -------   -------
           Total noninterest expense                                            6,789     6,059
                                                                              -------   -------
           Income before income taxes                                           1,953     1,818
Income taxes                                                                      644       630
                                                                              -------   -------
           Net income                                                         $ 1,309   $ 1,188
                                                                              =======   =======

Earnings per share:
   Basic                                                                      $  0.27   $  0.23
                                                                              =======   =======
   Diluted                                                                    $  0.26   $  0.23
                                                                              =======   =======

        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                   For the Years Ended March 31, 2006 and 2005
                   -------------------------------------------
                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                                   Unearned
                                                                                                     Share   Accumulated
                                                                                                     Stock-     Other
                                                                                        Unearned     Based     Compre-
                                                        Common    Paid-in     Retained    ESOP     Incentive   hensive
                                                         Stock    Capital     Earnings   Shares      Plan   (Loss) Income    Total
                                                        --------  --------    --------  --------   --------    --------   --------
Balance, March 31, 2004                                 $     23  $ 12,465    $ 15,985  ($   590)  ($   432)   $    143   $ 27,594
ESOP shares released                                          --        69          --        73         --          --        142
Tax benefit relating to stock-based incentive plan            --        13          --        --         --          --         13
Compensation cost for stock-based incentive plan              --        --          --        --        110          --        110
Dividends paid ($0.05 per share)                              --        --         (48)       --         --          --        (48)
Comprehensive income:
  Net income                                                  --        --       1,188        --         --          --         --
  Net change in unrealized holding gain on
     available-for-sale securities, net of tax effect         --        --          --        --         --        (560)        --
                           Comprehensive income               --        --          --        --         --          --        628
                                                        --------  --------    --------  --------   --------    --------   --------
Balance, March 31, 2005                                       23    12,547      17,125      (517)      (322)       (417)    28,439
ESOP shares released                                          --        81          --        75         --          --        156
Tax benefit relating to stock-based incentive plan            --        29          --        --         --          --         29
Compensation cost for stock-based incentive plan              --        --          --        --        111          --        111
Dividends paid ($0.09 per share)                              --        --        (283)       --         --          --       (283)
Reorganization and related stock offering (note 1):
   Merger of Enfield Federal, MHC                            (14)       43          --        --         --          --         29
   Exchange of common stock (958,865 shares exchanged
     for 2,270,728 shares)                                    13       (15)         --        --         --          --         (2)
   Proceeds from stock offering, net of related costs
     (3,075,855 shares issued)                                31    29,654          --        --         --          --     29,685
   Common stock acquired by ESOP (246,068 shares)             --        --          --    (2,461)        --          --     (2,461)
Comprehensive income:
  Net income                                                  --        --       1,309        --         --          --         --
  Net change in unrealized holding loss on
     available-for-sale securities, net of tax effect         --        --          --        --         --        (191)        --
                           Comprehensive income               --        --          --        --         --          --      1,118
                                                        --------  --------    --------  --------   --------    --------   --------
Balance, March 31, 2006                                 $     53  $ 42,339    $ 18,151  ($ 2,903)  ($   211)   ($   608)  $ 56,821


Reclassification disclosure for the years ended March 31:

                                                                 2006     2005
                                                                 -----    -----

Net unrealized holding losses on available-for-sale securities   $(279)   $(874)
Reclassification adjustment for realized gains in net income       (33)     (43)
                                                                 -----    -----

   Other comprehensive loss before income tax effect              (312)    (917)

Income tax benefit                                                 121      357
                                                                 -----    -----

   Other comprehensive loss, net of tax                          $(191)   $(560)
                                                                 =====    =====

Accumulated other comprehensive loss as of March 31, 2006 and 2005 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2006 and 2005
                   -------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                                   2006        2005
                                                                                 --------    --------
Cash flows from operating activities:
   Net income                                                                    $  1,309    $  1,188
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net accretion of fair value adjustments                                          (86)        (85)
     Amortization of securities, net                                                  136         195
     Gain on securities and interest-bearing time deposits, net                       (33)        (44)
     Provision for loan losses                                                        210         131
     Change in deferred loan origination fees                                          37         (13)
     Depreciation and amortization                                                    327         290
     Disposal of property and equipment                                                48          --
     Increase in accrued interest receivable                                          (82)       (112)
     Deferred income tax benefit                                                     (179)       (158)
     Increase in cash surrender value life insurance policies                        (150)       (149)
     Increase in prepaid expenses and other assets                                   (169)        (23)
     Amortization of identifiable intangible assets                                    88          89
     Increase in accrued expenses and other liabilities                               386         204
     Compensation cost for stock-based incentive plan                                 111         110
     ESOP shares released                                                             156         142
                                                                                 --------    --------

   Net cash provided by operating activities                                        2,109       1,765
                                                                                 --------    --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                     (16,973)    (27,453)
   Proceeds from sales of available-for-sale securities                             4,601       6,609
   Proceeds from maturities of available-for-sale securities                        6,593      15,029
   Loan originations and principal collections, net                               (11,692)     (9,599)
   Purchases of loans                                                              (4,127)     (1,786)
   Recoveries of loans previously charged off                                           6         104
   Proceeds from maturities of interest-bearing time deposits with other banks      1,972       2,298
   Purchases of interest-bearing time deposits with other banks                      (292)       (100)
   Proceeds from sales of interest-bearing time deposits with other banks              --         295
   Capital expenditures                                                            (2,334)       (235)
   Proceeds from sales of premises and equipment                                       --         568
   Purchases of Federal Home Loan Bank stock                                         (291)       (118)
   Investment in life insurance policies                                               (5)        (20)
                                                                                 --------    --------

   Net cash used in investing activities                                          (22,542)    (14,408)
                                                                                 --------    --------

        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2006 and 2005
                   -------------------------------------------
                                 (In Thousands)
                                 --------------
                                   (continued)

                                                                              2006        2005
                                                                            --------    --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts                   3,909       1,779
   Net increase (decrease) in time deposits                                    2,240      (1,481)
   Net increase in advanced payments by borrowers for taxes and insurance        325         108
   Proceeds from Federal Home Loan Bank long-term advances                     8,500       8,500
   Principal payments on Federal Home Loan Bank long-term advances            (2,478)     (2,806)
   Net increase in securities sold under agreements to repurchase              3,081       3,456
   Proceeds from stock offering, net of related costs                         27,224          --
   Cash received from Enfield MHC due to reorganization                           29          --
   Fractional share payout                                                        (2)         --
   Payments of cash dividends on common stock                                   (283)        (48)
                                                                            --------    --------

   Net cash provided by financing activities                                  42,545       9,508
                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents                          22,112      (3,135)
Cash and cash equivalents at beginning of year                                16,544      19,679
                                                                            --------    --------
Cash and cash equivalents at end of year                                    $ 38,656    $ 16,544
                                                                            ========    ========

Supplemental disclosures:
   Interest paid                                                            $  3,823    $  2,959
   Income taxes paid                                                             943         496
   Due to broker                                                                 626         278
   Transfer from other assets to premises and equipment                          422          --


        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   For the Years Ended March 31, 2006 and 2005
                   -------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

On September 7, 2005, NEBS Bancshares, Inc. (the "Company") was incorporated under Maryland law to facilitate the conversion of Enfield Federal Savings and Loan Association (the "Association") from the mutual holding company form of organization to the stock form of organization (the "second-step conversion"). As a result of the second-step conversion, NEBS Bancshares, Inc. became the holding company for the Association and was immediately renamed New England Bancshares, Inc. A total of 3,075,855 shares of common stock were sold in the stock offering at the price of $10.00 per share. In addition, a total of 2,270,728 shares were issued to the minority shareholders of the former New England Bancshares at an exchange ratio of 2.3683. Total shares outstanding after the stock offering and the exchange totaled 5,346,583 shares. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former New England Bancshares' assets, liabilities and equity. Direct offering costs totaling $1.1 million were deducted from the proceeds of the shares sold in the offering. Net proceeds of $27.2 million were raised in the stock offering, excluding $2.5 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan
(ESOP) enabling it to purchase 246,068 shares of common stock in the stock offering. In addition, as part of the second-step conversion and dissolution of Enfield Federal Mutual Holding Company, the former mutual holding company parent of the Company, and the former New England Bancshares, the Association received $901,000 of cash previously held by these entities.

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

The Association is a federally chartered stock savings and loan association which was incorporated in 1916 and is headquartered in Enfield, Connecticut. The Association operates its business from eight banking offices located in Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer, construction, commercial and small business loans.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

         USE OF ESTIMATES:

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         BASIS OF PRESENTATION:

         The accompanying consolidated financial statements include the accounts of the Company and the Association. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds. Cash and due from banks as of March 31, 2006 and 2005 includes $234,000 and $345,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

         SECURITIES:

         Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

         The Company classifies debt and equity securities into one of two categories: available for sale or held to maturity. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. All other securities must be classified as available for sale.

               -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of stockholders' equity until realized.

               -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

         Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         LOANS:

         Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

         Interest on loans is recognized on a simple interest basis.

         Loan origination, commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield by the interest method. Deferred amounts are recognized for fixed rate loans over the contractual life of the related loans. If the loan's stated interest rate varies with changes in an index or rate, the effective yield used by the Association for amortization is the index or rate that is in effect at the inception of the loan. Home equity line deferred fees are recognized using the straight-line method over the period the home equity line is active, assuming that borrowings are outstanding for the maximum term provided in the contract.

         Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

         Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan if the total of such credits reduces the carrying amount of the loan to an amount less than the collateral value. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

         ALLOWANCE FOR LOAN LOSSES:

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the composition and size of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Association does not separately identify individual consumer and residential loans for impairment disclosures.

         PREMISES AND EQUIPMENT:

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 10 to 50 years for buildings and premises and 3 to 20 years for furniture, fixtures and equipment. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to expense as incurred.

         OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

         Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale, are included in other expense.

         In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

         INCOME TAXES:

         The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

         EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN:

         In connection with its Executive Supplemental Retirement Plan, the Company established a Rabbi Trust to assist in the administration of the plan. The accounts of the Rabbi Trust are consolidated in the Company's financial statements. Any available-for-sale securities held by the Rabbi Trust are accounted for in accordance with SFAS No. 115. Until the plan benefits are paid, creditors may make claims against the trust's assets if the Company becomes insolvent.

         EARNINGS PER SHARE ("EPS"):

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 2,000 and 15,000 anti-dilutive shares at March 31, 2006 and 2005, respectively. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

         FAIR VALUES OF FINANCIAL INSTRUMENTS:

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

         Interest-bearing time deposits with other banks: Fair values of interest-bearing time deposits with other banks are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

         Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

         Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Advanced payments by borrowers for taxes and insurance: The carrying amounts of advance payments by borrowers for taxes and insurance approximate their fair values.

         Federal Home Loan Bank advances: The fair value of Federal Home Loan Bank advances was determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

         Securities sold under agreements to repurchase: The carrying amount reported on the consolidated balance sheet for securities sold under agreements to repurchase maturing within ninety days approximate its fair value. Fair values of other securities sold under agreements to repurchase are estimated using discounted cash flow analyses based on the current rates for similar types of borrowing arrangements.

         Due to broker: The carrying amounts of due to broker approximate their fair values.

         Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

         STOCK-BASED COMPENSATION:

         At March 31, 2006, the Company has a stock-based incentive plan which is described more fully in Note 12. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective as of the beginning of the first annual reporting period of the Company that begins after December 15, 2005, SFAS No. 123 (revised 2004), "Share-Based Payment," requires all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, until its effective date, SFAS No. 123 (revised 2004) allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

         The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised 2004) to stock-based employee compensation for the years ended March 31:


                                                                              2006          2005
                                                                            ---------    ---------
                                                                (Amounts in thousands, except earnings per share)

         Net income, as reported                                            $   1,309    $   1,188
         Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all stock options
           granted, net of related tax effects                                   (121)        (120)
                                                                            ---------    ---------
         Pro forma net income                                               $   1,188    $   1,068
                                                                            =========    =========

         Earnings per share:
           Basic - as reported                                              $    0.27    $    0.23
           Basic - pro forma                                                $    0.24    $    0.21
           Diluted - as reported                                            $    0.26    $    0.23
           Diluted - pro forma                                              $    0.24    $    0.20

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period of the Company's first fiscal year that begins after December 15, 2005. The additional annual compensation cost for the Company's stock options outstanding at March 31, 2006 that is expected to be recognized in fiscal year 2007, as a result of the adoption of SFAS No. 123R, is approximately $143,000 before taxes.

         In December 2003 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows and contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created or "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 31, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company's financial position or results of operations.

         ADVERTISING COSTS:

         It is the Company's policy to expense advertising costs as incurred. Advertising and promotion expense is shown as a separate line item in the consolidated Statements of Income.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of March 31:

                                                       Amortized    Gross      Gross
                                                         Cost    Unrealized  Unrealized    Fair
                                                        Basis       Gains      Losses      Value
                                                       --------    --------   --------   --------
                                                                      (In Thousands)
March 31, 2006:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                          $ 25,666    $      5   $    546   $ 25,125
   Debt securities issued by states of the United
     States and political subdivisions of the states      8,199          18        118      8,099
   Corporate debt securities                                101           1         --        102
   Mortgage-backed securities                            12,689          40        199     12,530
   Marketable equity securities                           9,403          --        196      9,207
                                                       --------    --------   --------   --------
                                                         56,058          64      1,059     55,063
   Money market mutual funds included in
     cash and cash equivalents                           (2,766)         --         --     (2,766)
                                                       --------    --------   --------   --------
                                                       $ 53,292    $     64   $  1,059   $ 52,297
                                                       ========    ========   ========   ========


March 31, 2005:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                          $ 21,129    $      6   $    416   $ 20,719
   Debt securities issued by states of the United
     States and political subdivisions of the states      5,995          12        110      5,897
   Corporate debt securities                                546          13         --        559
   Mortgage-backed securities                            12,963          60        130     12,893
   Marketable equity securities                          12,952          --        118     12,834
                                                       --------    --------   --------   --------
                                                         53,585          91        774     52,902
   Money market mutual funds included in
     cash and cash equivalents                           (6,317)         --         --     (6,317)
                                                       --------    --------   --------   --------
                                                       $ 47,268    $     91   $    774   $ 46,585
                                                       ========    ========   ========   ========

Mortgage-backed securities are insured or issued by Ginnie Mae, Freddie Mac and Fannie Mae or private issuers, substantially all of which are backed by fixed-rate mortgages.

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2006:

                                                                    Fair
                                                                   Value
                                                                  -------
                                                               (In Thousands)
Due within one year                                               $   247
Due after one year through five years                               3,936
Due after five years through ten years                             15,054
Due after ten years                                                14,089
Mortgage-backed securities                                         12,530
                                                                  -------
                                                                  $45,856

Proceeds from sales of available-for-sale securities for the year ended March 31, 2006 were $4.6 million. Gross realized gains on those sales amounted to $33,000 and no gross realized losses were recognized. Proceeds from sales of available-for-sale securities for the year ended March 31, 2005 were $6.6 million. Gross realized gains on those sales amounted to $41,000 and no gross realized losses were recognized. The tax expense applicable to these net realized gains in the years ended March 31, 2006 and 2005 amounted to $13,000 and $16,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of March 31, 2006:

                                                Amortized
                                                   Cost              Fair
                                                   Basis            Value
                                                   -----            -----
                                                       (In Thousands)
                Issuer
         --------------------
         Asset Management Fund                    $9,350            $9,154

As of March 31, 2006 and 2005, securities with carrying amounts of $9.5 million and $6.8 million, respectively, were pledged to secure securities sold under agreements to repurchase.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of March 31, 2006:


                                                Less than 12 Months     12 Months or Longer           Total
                                               ---------------------   ---------------------   ---------------------
                                                 Fair     Unrealized      Fair    Unrealized      Fair    Unrealized
                                                 Value      Losses       Value      Losses       Value      Losses
                                               ---------   ---------   ---------   ---------   ---------   ---------
                                                                           (In Thousands)
Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                $   5,798   $      72   $  17,135   $     474   $  22,933   $     546
Debt securities issued by states of the
   United States and political subdivisions
   of the states                                   3,438          42       2,910          76       6,348         118
Mortgage-backed securities                         5,689          72       4,562         127      10,251         199
Marketable equity securities                          --          --       6,441         196       6,441         196
                                               ---------   ---------   ---------   ---------   ---------   ---------
       Total temporarily impaired securities   $  14,925   $     186   $  31,048   $     873   $  45,973   $   1,059
                                               =========   =========   =========   =========   =========   =========

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2006 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer.


At March 31, 2006, the Company's unrealized losses in equity securities are not considered impaired on an other-than-temporary basis. The Company's investment in marketable equity securities has no contractual maturity. Therefore, the intent to hold these securities by itself does not guarantee that the decline in market value will be temporary. Consequently, to determine whether suck securities are other-than-temporarily impaired, the Company will need to consider the severity of the unrealized losses, whether it has the ability and intent to hold these investments until there is a market price recovery in the securities, and whether evidence indicating the cost of these investments is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. Thus market price recoveries must reasonably be expected to occur within an acceptable forecast period. Otherwise, a lack of objective evidence to support recovery of these securities' cost over a reasonable period of time could result in an other-than-temporary impairment charge.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of March 31:

                                                        2006            2005
                                                     ---------        ---------
                                                           (In Thousands)
Mortgage loans:
   Residential loans:
     One-to four-family                              $  94,754        $  88,774
     Multi-family                                        5,850            6,621
   Commercial real estate                               37,453           22,166
   Construction loans                                    7,208           10,309
                                                     ---------        ---------
           Total mortgage loans                        145,265          127,870
Consumer loans 1,023                                     1,132
Commercial loans                                         3,838            5,332
                                                     ---------        ---------
                                                       150,126          134,334
Deferred loan origination fees, net                       (377)            (340)
Allowance for loan losses                               (1,636)          (1,437)
                                                     ---------        ---------
           Loans, net                                $ 148,113        $ 132,557
                                                     =========        =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Association during the year ended March 31, 2006. Total loans to such persons and their companies amounted to $2.8 million as of March 31, 2006. During the year ended March 31, 2006, principal payments totaled $202,000 and principal advances amounted to $339,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                            2006          2005
                                                          -------       -------
                                                             (In Thousands)
Balance at beginning of period                            $ 1,437       $ 1,301
Provision for loan losses                                     210           131
Recoveries of loans previously charged off                      6           104
Loans charged off                                             (17)          (99)
                                                          -------       -------
Balance at end of period                                  $ 1,636       $ 1,437
                                                          =======       =======

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

                                                                 2006     2005
                                                               -------   -------
                                                                 (In Thousands)
Total nonaccrual loans                                         $   600   $   464
                                                               =======   =======

Accruing loans which are 90 days or more overdue               $    --   $    --
                                                               =======   =======

Information about loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 was as follows as of March 31:

                                                                             2006                         2005
                                                                  ---------------------------   ---------------------------
                                                                  Recorded       Related        Recorded       Related
                                                                  Investment     Allowance      Investment     Allowance
                                                                  In Impaired    For Credit     In Impaired    For Credit
                                                                  Loans          Losses         Loans          Losses
                                                                  ------------   ------------   ------------   ------------
                                                                                       (In Thousands)
Loans for which there is a related allowance for credit losses    $         --   $         --   $         --   $         --

Loans for which there is no related allowance for credit losses             --             --             --             --
                                                                  ------------   ------------   ------------   ------------

           Totals                                                 $         --   $         --   $         --   $         --
                                                                  ============   ============   ============   ============

Average recorded investment in impaired loans during the
   year ended March 31                                            $        161                  $        206
                                                                  ============                  ============

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

           Total recognized                                       $         --                  $         55
                                                                  ============                  ============
           Amount recognized using a cash-basis method
              of accounting                                       $         --                  $         55
                                                                  ============                  ============

NOTE 5 - PREMISES AND EQUIPMENT, NET
------------------------------------

The following is a summary of premises and equipment as of March 31:

                                                            2006          2005
                                                          -------       -------
                                                              (In Thousands)
Land                                                      $   364       $   189
Buildings and building improvements                         1,917         1,327
Furniture, fixtures and equipment                           2,064         1,534
Leasehold improvements                                      1,392           384
                                                          -------       -------
                                                            5,737         3,434
Accumulated depreciation and amortization                  (1,296)       (1,367)
                                                          -------       -------
                                                          $ 4,441       $ 2,067
                                                          =======       =======

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2006 and 2005 were as follows:

                                                    Core Deposit
                                              Goodwill       Intangibles
                                              --------       -----------
                                                   (In Thousands)
Balance, March 31, 2004                        $1,090           $  864
Amortization expense                               --              (89)
                                               ------           ------

Balance, March 31, 2005                         1,090              775
Amortization expense                               --              (88)
                                               ------           ------

Balance, March 31, 2006                        $1,090           $  687
                                               ======           ======

Estimated annual amortization expense of identifiable intangible assets is as follows:
                                                              (In Thousands)
Years Ended March 31,
         2007                                                        89
         2008                                                        89
         2009                                                        89
         2010                                                        89
         2011                                                        89
         Thereafter                                                 242
                                                                   ----
                  Total                                            $687
                                                                   ====

A summary of acquired identifiable intangible assets is as follows as of March 31, 2006:


                            Gross Carrying        Accumulated       Net Carrying
                                Amount           Amortization          Amount
                           -----------------   ------------------   ------------
                                                 (In Thousands)
Core deposit intangibles          $886               $(199)             $687

There was no impairment recorded in fiscal years 2006 and 2005 based on valuations at March 31, 2006 and 2005.

NOTE 7 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $16.5 million as of March 31, 2006 and 2005. Generally, deposits in excess of $100,000 are not federally insured.

For time deposits as of March 31, 2006, the scheduled maturities for each of the following five years ended March 31, are:

                                                                  (In Thousands)
         2007                                                         $48,723
         2008                                                          12,982
         2009                                                          12,227
         2010                                                           5,448
         2011                                                           4,101
         Fair value adjustment                                             73
                                                                      -------
           Total                                                      $83,554
                                                                      =======

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the "FHLB").

Maturities of advances from the FHLB for the years ending after March 31, 2006 are summarized as follows:

                                                             (In Thousands)
         2007                                                     3,755
         2008                                                     3,380
         2009                                                     2,912
         2010                                                     3,963
         2011                                                     1,912
         Thereafter                                               5,720
                                                                -------
                                                                $21,642
                                                                =======

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2006, the interest rates on FHLB advances ranged from 2.67% to 4.97%. At March 31, 2006, the weighted average interest rate on FHLB advances was 4.00%.

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

The securities sold under agreements to repurchase as of March 31, 2006 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings. The securities consisted of collateralized mortgage obligations. The securities were held in the Company's safekeeping account under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 10 - INCOME TAXES
----------------------

The components of income tax expense are as follows for the years ended March
31:


                                                              2006        2005
                                                             ------      ------
                                                              (In Thousands)
Current:
   Federal                                                   $  702      $  608
   State                                                        121         180
                                                             ------      ------
                                                                823         788
                                                             ------      ------
Deferred:
   Federal                                                     (146)       (129)
   State                                                        (33)        (29)
                                                             ------      ------
                                                               (179)       (158)
                                                             ------      ------
     Total income tax expense                                $  644      $  630
                                                             ======      ======

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:

                                                               2006       2005
                                                               ----       ----
Federal income tax at statutory rate                           34.0%      34.0%
Increase (decrease) in tax resulting from:
   Nontaxable interest income                                  (4.6)      (4.1)
   Nontaxable life insurance income                            (2.6)      (2.8)
   Other adjustments                                            3.2        2.1
State tax, net of federal tax benefit                           3.0        5.5
                                                               ----       ----
     Effective tax rates                                       33.0%      34.7%
                                                               ====       ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                     2006       2005
                                                                   -------    -------
                                                                      (In Thousands)
Deferred tax assets:
   Excess of allowance for loan losses over tax bad debt reserve   $   637    $   558
   Deferred loan origination fees                                      147        133
   Net unrealized holding loss on available-for-sale securities        387        266
   Deferred compensation                                               268        224
   Other                                                                14         21
                                                                   -------    -------
           Gross deferred tax assets                                 1,453      1,202
                                                                   -------    -------

Deferred tax liabilities:
   Premises and equipment, principally due to
    differences in depreciation                                        (28)       (81)
   Net mark-to-market adjustments                                     (268)      (269)
   Other                                                                (5)        --
                                                                   -------    -------
           Gross deferred tax liabilities                             (301)      (350)
                                                                   -------    -------
Net deferred tax asset                                             $ 1,152    $   852
                                                                   =======    =======

Based on the Company's historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2006.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company's pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2006.

NOTE 11 - BENEFIT PLANS
-----------------------

The Association has a non-contributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Association contributed $390,000 and $267,000 to the plan during the years ended March 31, 2006 and 2005, respectively. The Association's plan is part of a multi-employer plan for which detail as to the Association's relative position is not readily determinable.

The Association established the Enfield Federal Savings and Loan Association Director Fee Continuation Plan to provide the directors serving on the board as of the date of the plan's implementation with a retirement income supplement. The plan has six directors. Participant-directors are entitled to an annual benefit, as of their Retirement Date, equal to $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director prior to June 1, 1995, with a maximum benefit of $6,000 per year payable in ten annual installments. The retirement plan's liability is $159,000 and $149,000 as of March 31, 2006 and 2005, respectively. The Association has funded the plan through the purchase of life insurance policies under which the Association is the beneficiary. The annual cost of the retirement plan that was charged to expense during the years ended March 31, 2006 and 2005 was $16,000.

The Association sponsors a 401(k) Plan whereby the Association matches 50% of the first 6% of employee contributions. During the years ended March 31, 2006 and 2005, the Association contributed $52,000 and $51,000, respectively under this plan.

The Association has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Association. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 180 months. Following the initial 180 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Association has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policy amounted to $150,000 and $145,000 for the years ended March 31, 2006 and 2005, respectively. A periodic amount is being expensed and accrued to a liability reserve account during the President's active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Association for the years ended March 31, 2006 and 2005 was $109,000 and $95,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2006 and 2005 in the amounts of $519,000 and $410,000, respectively.

The Association formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust's assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets. As of March 31, 2006 and 2005, total assets in the Rabbi Trust were $3.9 million and $3.7 million, respectively.

The Association adopted the Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan (SERP), effective June 4, 2002. The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans. The Board of Directors has designated the President to participate in the Plan.

The Company and the Association each entered into an employment agreement with its President. The employment agreements provide for the continued payment of specified compensation and benefits for specified periods. The agreements also provide for termination of the executive for cause (as defined in the agreements) at any time. The employment agreements provide for the payment, under certain circumstances, of amounts upon termination following a "change in control" as defined in the agreements. The agreements also provide for certain payments in the event of the officer's termination for other than cause and in the case of voluntary termination.

The Association maintains change in control agreements with several employees. The agreements are renewable annually. The agreements provide that if involuntary termination or, under certain circumstances, voluntary termination follows a change in control of the Association, the employee would be entitled to receive a severance payment equal to a multiple of his "base amount," as defined under the Internal Revenue Code. The Association would also continue and/or pay for life, health and disability coverage for a period of time following termination.

NOTE 12 - STOCK COMPENSATION PLAN
---------------------------------

In 2003, the Company adopted the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan (the "Plan") which includes grants of options to purchase Company stock and awards of Company stock.

The number of shares of common stock reserved for grants and awards under the Plan is 473,660, consisting of 338,328 shares for stock options and 135,333 shares for stock awards. All employees and outside directors of the Company are eligible to participate in the Plan.

The Plan defines the stock option exercise price as the fair market value of the Company stock at the date of the grant. The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant. The stock options vest in installments over five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2006 and 2005.

                                                        2006          2005
                                                        -----         ----
Dividend yield                                           1.11%        0.12%
Expected life                                         10 years     10 years
Expected volatility                                      34.0%        23.9%
Risk-free interest rate                                  4.54%        4.75%

A summary of the status of the Plan as of March 31, 2006 and 2005 and changes during the years then ended is presented below:


                                                          2006                             2005
                                                ----------------------------      ----------------------------
                                                            Weighted-Average                  Weighted-Average
                                                 Shares      Exercise Price        Shares      Exercise Price
                                                --------     --------------       --------     --------------
Outstanding at beginning of year                 254,740        $   6.67           219,220        $   6.40
Granted                                            2,000           10.81            40,256            8.13
Forfeited                                         (4,736)           7.81            (4,736)           6.40
                                                --------                          --------
Outstanding at end of year                       252,004        $   6.68           254,740        $   6.67
                                                ========                          ========

Options exercisable at year-end                  135,794                            85,796
Weighted-average fair value of options
   granted during the year                                      $   4.93                          $   3.74


The following table summarizes information about stock options outstanding as of March 31, 2006:

                 Options Outstanding                                  Options Exercisable
--------------------------------------------------------       ----------------------------------
    Number        Weighted-Average                                Number
 Outstanding         Remaining          Weighted-Average        Exercisable     Weighted-Average
as of 3/31/06     Contractual Life       Exercise Price        as of 3/31/06      Exercise Price
-------------     ----------------      ----------------       -------------    -----------------
    214,484            6.9 years              $6.40              128,690              $6.40
     35,520            8.1 years               8.17                7,104               8.17
      2,000            9.9 years              10.81                   --                 --
    -------                                                      -------
    252,004            7.1 years               6.68              135,794               6.49
    =======                                                      =======


Under the Plan, common stock of the Company may be granted at no cost to employees and outside directors of the Company. Plan participants are entitled to cash dividends and to vote such shares. Such shares vest in five equal annual installments. Upon issuance of shares of restricted stock under the Plan, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year vesting period. In February 2003, 86,251 shares were awarded under the Plan. The awards vest in installments over five years. The compensation cost that has been charged against income for the granting of stock awards under the plan was $111,000 and $110,000 for the years ended March 31, 2006 and 2005, respectively.

Upon a change in control as defined in the Plan, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and further restrictions lapse.

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN
---------------------------------------

On June 4, 2002, the date the mutual holding company reorganization was consummated, the Association implemented the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 2002. On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company (174,768 as adjusted for the 2.3683 share exchange). To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing is currently at an interest rate of 4.75% and is to be repaid in equal annual installments through December 31, 2011. In fiscal 2006, the ESOP purchased 246,068 shares of common stock in the second-step conversion with a $2.5 million loan from the Company, which has a 15 year term at an interest rate of 7.25%. Dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Association to the ESOP are discretionary; however, the Association intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation compared to all other participants. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet. ESOP expense for the years ended March 31, 2006 and 2005 was $210,000 and $140,000, respectively.

The ESOP shares as of March 31 were as follows:

                                                        2006             2005
                                                     ----------       ----------
Allocated shares                                         66,701           49,223
Unreleased shares                                       350,945          122,356
                                                     ----------       ----------
Total ESOP shares                                       417,646          171,579
                                                     ==========       ==========

Fair value of unreleased shares                      $3,762,130       $  919,512
                                                     ==========       ==========

NOTE 14 - REGULATORY MATTERS
----------------------------

The Company, as a savings and loan holding company, is not subject to capital requirements. The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2006, that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 2006, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Core and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                               For Capital        Prompt Corrective
                                                             Actual         Adequacy Purposes     Action Provisions
                                                       -----------------    -----------------     -----------------
                                                       Amount      Ratio   Amount        Ratio    Amount       Ratio
                                                       ------      -----   ------        -----    ------       -----
                                                                        (Dollar Amounts in Thousands)
As of March 31, 2006:

   Total Capital (to Risk Weighted Assets)              $42,179     28.75%     $11,738    > 8.0%   $14,673    > 10.0%
                                                                                          -                   -

   Tangible Capital (to Tangible Assets)                 40,543     15.77        3,855    > 1.5        N/A       N/A
                                                                                          -

   Core Capital (to Adjusted Tangible Assets)            40,543     15.77       10,281    > 4.0     12,851     > 5.0
                                                                                          -                    -

   Tier 1 Capital (to Risk Weighted Assets)              40,543     27.63          N/A    N/A        8,804     > 6.0
                                                                                                               -

As of March 31, 2005:

   Total Capital (to Risk Weighted Assets)              $26,404     23.43%      $9,016    > 8.0%   $11,270    > 10.0%
                                                                                          -                   -

   Tangible Capital (to Tangible Assets)                 24,995     11.79        3,180    > 1.5        N/A       N/A
                                                                                          -

   Core Capital (to Adjusted Tangible Assets)            24,995     11.79        8,479    > 4.0     10,599     > 5.0
                                                                                          -                    -

   Tier 1 Capital (to Risk Weighted Assets)              24,995     22.18          N/A    N/A        6,762     > 6.0
                                                                                                               -

The Association will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Association to be reduced below the amount required under OTS rules and regulations.

NOTE 15 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income are as follows:

                                                                    Income           Shares           Per-Share
                                                                  (Numerator)     (Denominator)        Amount
                                                                  -----------     -------------        ------
                                                                (In Thousands)
Year ended March 31, 2006
   Basic EPS
     Net income and income available to common stockholders         $1,309          4,933,037           $0.27
     Effect of dilutive securities options                             ---            113,180
                                                                    ------          ---------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                          $1,309          5,046,217           $0.26
                                                                    ======          =========

Year ended March 31, 2005
   Basic EPS
     Net income and income available to common stockholders         $1,188          5,144,592           $0.23
     Effect of dilutive securities options                             ---            111,890
                                                                    ------          ---------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                          $1,188          5,256,482           $0.23
                                                                    ======          =========

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2007 and 2031. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2006:

       Year Ended March 31                             (In Thousands)
       -------------------
              2007                                         $  458
              2008                                            447
              2009                                            426
              2010                                            425
              2011                                            433
              Thereafter                                    9,351
                                                          -------
                Total minimum lease payments              $11,540
                                                          =======

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $252,000 and $123,000 for the years ended March 31, 2006 and 2005, respectively.

NOTE 17 - FINANCIAL INSTRUMENTS
-------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2006 and 2005, the maximum potential amount of the Company's obligation was $10,000 for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The following are carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31:

                                                                         2006                      2005
                                                                 ---------------------      ---------------------
                                                                 Carrying    Estimated      Carrying   Estimated
                                                                  Amount     Fair Value      Amount    Fair Value
                                                                  ------     ----------      ------    ----------
                                                                                 (In Thousands)
Financial assets:
   Cash and cash equivalents                                     $  38,656   $  38,656     $  16,544   $  16,544
   Interest-bearing time deposits with other banks                   4,222       4,266         5,902       6,002
   Available-for-sale securities                                    52,297      52,297        46,585      46,585
   Federal Home Loan Bank stock                                      1,417       1,417         1,126       1,126
   Loans, net                                                      148,113     144,053       132,557     131,683
   Accrued interest receivable                                         978         978           896         896

Financial liabilities:
   Deposits                                                        169,044     169,318       162,991     162,981
   Advanced payments by borrowers for taxes and insurance              969         969           644         644
   FHLB advances                                                    21,642      20,866        15,620      15,310
   Securities sold under agreements to repurchase                    7,325       7,332         4,244       4,249
   Due to broker                                                       626         626           278         278


The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                          2006            2005
                                                         -------         -------
                                                            (In Thousands)
Commitments to originate loans                           $ 3,772         $ 2,147
Standby letters of credit                                     10              10
Unadvanced portions of loans:
   Construction                                            5,462          11,067
   Home equity                                             1,789           1,464
   Commercial lines of credit                              3,251           1,489
                                                         -------         -------
                                                         $14,284         $16,177
                                                         =======         =======

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 18 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Company's business activity is with customers located within Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 19 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                                 Balance Sheets
                                 --------------
                                 (In Thousands)


                                                                              March 31,
                                                                         -----------------
ASSETS                                                                     2006      2005
------                                                                   -------   -------
Cash on deposit with Enfield Federal Savings and Loan Association        $12,025   $ 1,001
Investment in subsidiary, Enfield Federal Savings and Loan Association    41,711    26,489
Loan to ESOP                                                               2,934       541
Accrued interest receivable                                                   95         6
Other assets                                                                  32        --
Due from subsidiary                                                           57       431
                                                                         -------   -------
           Total assets                                                  $56,854   $28,468
                                                                         =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                                        $    14   $    29
Deferred tax liability                                                        19        --
Stockholders' equity                                                      56,821    28,439
                                                                         -------   -------
           Total liabilities and stockholders' equity                    $56,854   $28,468
                                                                         =======   =======


                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                              Statements of Income
                              --------------------
                                 (In Thousands)

                                                                         For the Years Ended
                                                                              March 31,
                                                                          -----------------
                                                                            2006      2005
                                                                          -------   -------
Interest income                                                           $   114   $    28
Other expense                                                                  97       102
                                                                          -------   -------
Income (loss) before income tax benefit and equity in undistributed net
  income of subsidiary                                                         17       (74)
Income tax expense (benefit)                                                    9       (25)
                                                                          -------   -------
Income (loss) before equity in undistributed net income of subsidiary           8       (49)
Equity in undistributed net income of subsidiary                            1,301     1,237
                                                                          -------   -------
Net income                                                                $ 1,309   $ 1,188
                                                                          =======   =======

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                            Statements of Cash Flows
                            ------------------------
                                 (In Thousands)

                                                                                   For the Years Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     2006        2005
                                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                                      $  1,309    $  1,188
   Adjustments to reconcile net income to net cash used in operating activities:
     (Increase) decrease in accrued interest receivable                                 (89)          1
     Increase in due from subsidiary for income taxes receivable                         --         (25)
     Increase in other assets                                                           (32)         --
     (Decrease) increase in other liabilities                                           (15)         28
     Deferred tax expense                                                                19          --
     Undistributed net income of subsidiary                                          (1,301)     (1,237)
                                                                                   --------    --------

   Net cash used in operating activities                                               (109)        (45)
                                                                                   --------    --------

Cash flows from investing activities:
     Cash contributed to subsidiary bank                                            (15,874)         --
     Loan to ESOP                                                                    (2,461)         --
     Principal payments received on loan to ESOP                                         68          64
                                                                                   --------    --------

   Net cash (used in) provided by investing activities                              (18,267)         64
                                                                                   --------    --------

Cash flows from financing activities:
     Proceeds from stock offering, net of related costs                              29,685          --
     Fractional share payout                                                             (2)         --
     Payment of cash dividends on common stock                                         (283)        (48)
                                                                                   --------    --------

     Net cash provided by (used in) financing activities                             29,400         (48)
                                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents                                 11,024         (29)
Cash and cash equivalents at beginning of year                                        1,001       1,030
                                                                                   --------    --------
Cash and cash equivalents at end of year                                           $ 12,025    $  1,001
                                                                                   ========    ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

         The information relating to the directors of the Company is incorporated herein by reference to the sections captioned "Corporate Governance--Committees of the Board of Directors" and "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

Executive Officers

         Certain executive officers of the Association also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and Association relate primarily to their duties as to the Association. The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. The executive officers of the Company currently are as follows:


Name                          Age(1)                           Position(s)
------------                  ------  ----------------------------------------------------------------
David J. O'Connor               59    President, Chief Executive Officer and Director of New England
                                        Bancshares and Enfield Federal
John F. Parda                   57    Senior Vice President and Chief Loan Officer of Enfield Federal
Scott D. Nogles                 36    Senior Vice President and Chief Financial Officer of New England
                                        Bancshares and Enfield Federal

-----------------------------

(1) As of March 31, 2006.

         David J. O'Connor. Mr. O'Connor has been the Chief Executive Officer, President and Director of Enfield Federal since 1999 and of New England Bancshares since 2002. Mr. O'Connor also served as the Company's and Enfield Federal's Chief Financial Officer from 1999 to April 2004. Mr. O'Connor has over 30 years of banking experience in New England. Before joining Enfield Federal, he was the Executive Vice President, Treasurer and Chief Financial Officer of The Berlin City Bank, a community bank in New Hampshire.

         John F. Parda. Mr. Parda joined Enfield Federal in 1999 as Vice President and Senior Loan Officer. He was named Senior Vice President and Senior Loan Officer in 2001. Mr. Parda has over 30 years of diversified banking experience with Connecticut financial institutions. Before joining Enfield Federal, he was a Vice President and Commercial Loan Officer with the former First International Bank, now a subsidiary of UPS Capital, a lender specializing in government guaranteed loans.

         Scott D. Nogles. Mr. Nogles joined New England Bancshares and Enfield Federal in 2004 as Senior Vice President and Chief Financial Officer. Before joining Enfield Federal, he was Vice President and Chief Financial Officer of Luzerne National Bank in Luzerne, Pennsylvania from 2003 to 2004. For the three years prior to 2003, Mr. Nogles worked in senior accounting positions for Asian Bank, Silicon Power Corporation and ThinAir Apps, a software development company. Mr. Nogles has an MBA from the University of Connecticut and is a CPA.

Compliance with Section 16(a) of the Exchange Act

         Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

Disclosure of Financial Expert

         The information relating to disclosure of a financial expert of the Company's Audit Committee is incorporated by reference to the section captioned "Corporate Governance--Committees of the Board of Directors--Audit Committee" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

Disclosure of Code of Ethics and Business Conduct

         For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance--Code of Ethics and Business Conduct" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference. A copy of the code of ethics and business conduct is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 855 Enfield Street, Enfield, Connecticut 06082.

ITEM 10. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to the sections captioned "Corporate Governance - Directors' Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Stock Ownership" and "Proposal 2 - Approval of the New England Bancshares, Inc. 2006 Equity Incentive Plan - Equity Compensation Plan Information" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

         3.1      Articles of Incorporation of New England Bancshares, Inc. (1)
         3.2      Bylaws of New England Bancshares, Inc. (1)
         4.0      Specimen stock certificate of New England Bancshares, Inc. (1)
         10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust(2)
         10.2 Employment Agreement by and between Enfield Federal Savings and Loan Association and David J. O'Connor (3)
         10.3 Employment Agreement by and between New England Bancshares, Inc. and David J. O'Connor (3)
         10.4 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan(2)
         10.5 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (2)
         10.6 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated
         10.7 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan(2)
         10.8 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (2)
         10.9     Split Dollar Arrangement with David J. O'Connor (2)
         10.10 New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated
         10.11 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and John F. Parda (4)
         10.12 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Scott D. Nogles (4)
         10.13    Form of Change in Control Amendment (1)
         10.14    Lease agreement with Troiano Professional Center, LLC (5)
         23.1     Consent of Shatswell, MacLeod & Company, P.C.
         31.1     Rule 13a-14(a) /15d-14(a) Certification of Chief Executive
                  Officer
         31.2     Rule 13a-14(a) /15d-14(a) Certification of Chief Financial
                  Officer
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Chief Financial Officer

         --------------------
         (1) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.
         (2) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.
         (3) Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005.
         (4) Incorporated by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
         (5) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information relating to the Company's principal accountant fees and services is incorporated herein by reference to the section captioned "Proposal 3--Ratification of Independent Auditors" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         New England Bancshares, Inc.


Date:  June 27, 2006                     By:  /s/ David J. O'Connor
                                             ----------------------------------
                                             David J. O'Connor
                                             President, Chief Executive Officer
                                             and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ David J. O'Connor                                        /s/ Scott D. Nogles
---------------------------------------------                ---------------------------------------------
David J. O'Connor, President, Chief Executive                Scott D. Nogles, Senior Vice President and Chief
  Officer and Director (principal executive officer)           Financial Officer (principal financial and
                                                               accounting officer)

Date:  June 27, 2006                                         Date:  June 27, 2006



/s/ Peter T. Dow                                             /s/ Lucien P. Bolduc
---------------------------------------------                ---------------------------------------------
Peter T. Dow, Chairman of the Board                          Lucien P. Bolduc, Director

Date:  June 27, 2006                                         Date:  June 27, 2006



/s/ William C. Leary                                         /s/ Myron J. Marek
---------------------------------------------                ---------------------------------------------
William C. Leary, Director                                   Myron J. Marek, Director

Date:  June 27, 2006                                         Date:  June 27, 2006



/s/ Dorothy K. McCarty                                       /s/ Richard K. Stevens
---------------------------------------------                ---------------------------------------------
Dorothy K. McCarty, Director                                 Richard K. Stevens, Director

Date:  June 27, 2006                                         Date:  June 27, 2006



/s/ Richard M. Tatoian, Esq.
---------------------------------------------
Richard M. Tatoian, Esq., Director

Date:  June 27, 2006
