Form 10KSB/A
period 2006-03-31
New England Bancshares, Inc.
filed 2006-06-30
CIK 1338248

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________
                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
                 (Name of small business issuer in its charter)

        MARYLAND                                        04-3693643
(State or other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

855 ENFIELD STREET, ENFIELD, CONNECTICUT                 06082
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (860) 253-5200
            Securities registered Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
    ---------------------              -----------------------------------------
    Common stock, par value                  Nasdaq National Market
       $0.01 per share

       Securities registered pursuant to Section 12(g) of the Exchange Act: None

       Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. ____

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       --     --

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     --------

       The issuer's revenues for its most recent fiscal year were approximately $12,789,000.

       Indicate by check mark whether the  registrant is a shell company (as
defined in Rule 12b-2 of the Exchange  Act).  Yes     No  X
                                                  ---    ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE PROXY STATEMENT FOR THE 2006 ANNUAL MEETING OF STOCKHOLDERS
         ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               ---       ---

                            EXPLANATION FOR AMENDMENT

       This Form 10-K/A is being filed to include a revised consent of Shatswell MacLeod & Company, P.C. at Exhibit 23.1. The revised consent references the correct Registration Statement on Form S-8. The consent filed as Exhibit 23.1 to the Company's Annual Report on Form 10-KSB filed on June 27, 2006 did not reference the correct Registration Statement on Form S-8.

                                      INDEX

                                                                            PAGE
PART III

Item 13. Exhibits.............................................................1
SIGNATURES....................................................................2

ITEM 13. EXHIBITS

         3.1      Articles of Incorporation of New England Bancshares, Inc. (1)
         3.2      Bylaws of New England Bancshares, Inc. (1)
         4.0      Specimen stock certificate of New England Bancshares, Inc. (1)
         10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust (2)
         10.2 Employment Agreement by and between Enfield Federal Savings and Loan Association and David J. O'Connor (3)
         10.3 Employment Agreement by and between New England Bancshares, Inc. and David J. O'Connor (3)
         10.4 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan (2)
         10.5 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (2)
         10.6 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (6)
         10.7 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan (2)
         10.8 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (2)
         10.9     Split Dollar Arrangement with David J. O'Connor (2)
         10.10 New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated (6)
         10.11 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc.
                  and John F. Parda (4)
         10.12 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc.
                  and Scott D. Nogles (4)
         10.13    Form of Change in Control Amendment (1)
         10.14    Lease agreement with Troiano Professional Center, LLC (5)
         23.1     Consent of Shatswell, MacLeod & Company, P.C.
         31.1     Rule 13a-14(a) /15d-14(a) Certification of Chief Executive
                  Officer
         31.2     Rule 13a-14(a) /15d-14(a) Certification of Chief Financial
                  Officer
         32.1     Section 1350 Certification of Chief Executive Officer (6)
         32.2     Section 1350 Certification of Chief Financial Officer (6)
         --------------------
         (1) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.
         (2) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.
         (3) Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005.
         (4) Incorporated by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended
             June 30, 2004.
         (5) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-KSB for the year ended March
             31, 2005.
         (6) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       New England Bancshares, Inc.


Date:  June 30, 2006                   By: /s/ David J. O'Connor
                                           -------------------------------------
                                           David J. O'Connor
                                           President, Chief Executive Officer
                                           and Director