Form 10QSB
period 2006-06-30
New England Bancshares, Inc.
filed 2006-08-14
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 Maryland                                                             04-3693643
--------------------------------------------------------------------------------
(State or other jurisdiction of )                               (I.R.S. Employer
incorporation or organization                                Identification No.)

855 Enfield Street, Enfield, Connecticut                                   06082
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (860) 253-5200
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         The Issuer had 5,346,583 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2006.

         Transitional  Small Business  Disclosure Format (Check one):
Yes [_] No [X]

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited)
         and March 31, 2006.................................................  1

         Condensed Consolidated Statements of Income for the
         Three Months Ended June 30, 2006 and 2005 (Unaudited)..............  2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 2006 and 2005 (Unaudited)..............  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...  4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  7

Item 3.  Controls and Procedures............................................ 13

PART II: OTHER INFORMATION

Item 1. Legal Proceedings................................................... 14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 14
Item 3  Defaults Upon Senior Securities..................................... 14
Item 4. Submission of Matters to a Vote of Security Holders................. 14
Item 5. Other Information................................................... 14
Item 6. Exhibits ........................................................... 14

SIGNATURES.................................................................. 15


                                   Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                            NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                               Condensed Consolidated Balance Sheets
                                       (Dollars in thousands)
                                                                            June 30,     March 31,
                                                                              2006          2006
                                                                            ---------    ---------
ASSETS:                                                                    (Unaudited)

Cash and due from banks .................................................   $   3,717    $   4,882
Interest-bearing demand deposits with other banks .......................         330          308
Federal funds sold ......................................................      22,425       30,700
Money market mutual funds ...............................................       2,853        2,766
                                                                            ---------    ---------
      Total cash and cash equivalents ...................................      29,325       38,656
Interest-bearing time deposits with other banks .........................       3,735        4,222
Investments in available-for-sale securities, at fair value .............      54,571       52,297
Federal Home Loan Bank stock, at cost ...................................       1,431        1,417
Loans, net of allowance for loan losses of $1,696 as of June 30, 2006 and
   $1,636 as of March 31, 2006 ..........................................     154,573      148,113
Premises and equipment, net .............................................       4,548        4,441
Accrued interest receivable .............................................       1,012          978
Deferred income taxes, net ..............................................       1,490        1,152
Cash surrender value of life insurance ..................................       4,101        4,060
Identifiable intangible assets ..........................................         665          687
Goodwill ................................................................       1,090        1,090
Other assets ............................................................         707          686
                                                                            ---------    ---------
      Total assets ......................................................   $ 257,248    $ 257,799
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing ................................................   $  14,975    $  14,146
     Interest-bearing ...................................................     155,585      154,898
                                                                            ---------    ---------
         Total deposits .................................................     170,560      169,044
Advanced payments by borrowers for taxes and insurance ..................       1,392          969
Federal Home Loan Bank advances .........................................      20,945       21,642
Securities sold under agreements to repurchase ..........................       6,114        7,325
Due to broker ...........................................................         296          626
Other liabilities .......................................................       1,358        1,372
                                                                            ---------    ---------
      Total liabilities .................................................     200,665      200,978
                                                                            ---------    ---------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
           none issued ..................................................          --           --
   Common stock, par value $.01 per share: 19,000,000 shares authorized;
           5,346,583 shares issued and outstanding ......................          53           53
    Paid-in capital .....................................................      42,371       42,339
   Retained earnings ....................................................      18,274       18,151
   Accumulated other comprehensive loss .................................      (1,028)        (608)
    Unearned ESOP shares, 350,945 shares ................................      (2,903)      (2,903)
    Unearned shares, stock-based incentive plan, 34,500 shares ..........        (184)        (211)
                                                                            ---------    ---------
      Total stockholders' equity ........................................      56,583       56,821
                                                                            ---------    ---------
      Total liabilities and stockholders' equity ........................   $ 257,248    $ 257,799
                                                                            =========    =========

                   The accompanying notes are an integral part of these condensed consolidated financial statements.


                        NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                        Condensed Consolidated Statements of Income

                                        (Unaudited)
                          (In thousands, except per share amounts)
                                                                           Three Months Ended
                                                                                June 30,
                                                                                --------
                                                                             2006     2005
                                                                             ----     ----
 Interest and dividend income:
       Interest on loans ................................................   $2,456   $2,141
       Interest and dividends on securities:
          Taxable .......................................................      519      411
          Tax-exempt ....................................................       92       62
       Interest on federal funds sold, interest-bearing deposits and
          dividends .....................................................      455      162
                                                                            ------   ------
          Total interest and dividend income ............................    3,522    2,776
                                                                            ------   ------

 Interest expense:
       Interest on deposits .............................................      886      639
       Interest on advanced payments by borrowers for
             taxes and insurance ........................................        4        3
       Interest on Federal Home Loan Bank advances ......................      214      183
       Interest on securities sold under agreements to repurchase .......       98       22
                                                                            ------   ------
          Total interest expense ........................................    1,202      847
                                                                            ------   ------
          Net interest and dividend income ..............................    2,320    1,929
 Provision for loan losses ..............................................       61       32
                                                                            ------   ------
          Net interest and dividend income after provision for loan losses   2,259    1,897
                                                                            ------   ------

 Noninterest income:
       Service charges on deposit accounts ..............................      128      123
       Gain on sales and calls of investments, net ......................       13        5
       Increase in cash surrender value of life insurance policies ......       36       34
       Other income .....................................................       32       23
                                                                            ------   ------
          Total noninterest income ......................................      209      185
                                                                            ------   ------
 Noninterest expense:
       Salaries and employee benefits ...................................    1,176      904
       Occupancy and equipment expense ..................................      417      249
       Advertising and promotion ........................................       45       46
       Professional fees ................................................      117       66
       Data processing expense ..........................................       81       70
       Stationery and supplies ..........................................       26       19
       Amortization of identifiable intangible assets ...................       22       22
       Other expense ....................................................      194      187
                                                                            ------   ------
          Total noninterest expense .....................................    2,078    1,563
                                                                            ------   ------
          Income before income taxes ....................................      390      519
 Income taxes ...........................................................      120      183
                                                                            ------   ------
          Net income ....................................................   $  270   $  336
                                                                            ======   ======

    Earnings per share:
             Basic ......................................................   $ 0.05   $ 0.06
             Diluted ....................................................   $ 0.05   $ 0.06
    Dividends per share .................................................   $ 0.03   $ 0.02

               The accompanying notes are an integral part of these condensed consolidated financial statements.


                            NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                          Condensed Consolidated Statements of Cash Flows
                                            (Unaudited)
                                           (In thousands)

                                                                                 Three Months Ended
                                                                                     June 30,
                                                                                 2006        2005
                                                                               --------    --------
Cash flows from operating activities:
      Net income ..........................................................   $    270    $    336
      Adjustments to reconcile net income to net cash provided by operating activities:
            Net accretion of fair value adjustments .......................        (22)        (22)
            Amortization of securities, net ...............................         14          39
            Gain on sales and calls of investments, net ...................        (13)         (5)
            Provision for loan losses .....................................         61          32
            Change in deferred loan origination fees ......................        (29)         12
            Depreciation and amortization .................................        129          84
            Increase in accrued interest receivable .......................        (34)         (8)
            Deferred income tax benefit ...................................        (69)        (23)
            Increase in cash surrender value of life insurance policies ...        (36)        (39)
            (Increase) decrease in prepaid expenses and other assets ......        (17)         38
            Amortization of identifiable intangible assets ................         22          22
            (Decrease) increase in accrued expenses and other liabilities .        (14)        128
            Compensation cost for stock option plan .......................         35          --
            Compensation cost for stock-based incentive plan ..............         27          28
                                                                              --------    --------

      Net cash provided by operating activities ...........................        324    $    622
                                                                              --------    --------

Cash flows from investing activities:
            Purchases of available-for-sale securities ....................     (7,228)     (4,210)
            Proceeds from sales of available-for-sale securities ..........      2,201       1,810
            Proceeds from maturities of available-for-sale securities .....      1,733       1,846
            Purchases of Federal Home Loan Bank stock .....................        (14)       (290)
            Loan originations and principal collections, net ..............     (6,494)     (6,380)
            Purchases of interest bearing time deposits with other banks ..         --        (195)
            Proceeds from maturities of interest bearing time deposits with
               other banks ................................................        487         199
            Investments in life insurance policies ........................         (5)         --
            Capital expenditures - premises and equipment .................       (240)       (113)
                                                                              --------    --------

            Net cash used in investing activities .........................     (9,560)     (7,333)
                                                                              --------    --------

Cash flows from financing activities:
            Net increase in demand, NOW, MMDA and savings accounts ........        320       2,403
            Net increase in time deposits .................................      1,220       1,345
            Net increase in advanced payments by borrowers for taxes
             and insurance ................................................        423         582
            Proceeds from Federal Home Loan Bank long-term advances .......         --       6,500
            Principal payments on Federal Home Loan Bank long-term advances       (697)       (518)
            Net increase in securities sold under agreement to repurchase .     (1,211)       (433)
            Payments of cash dividends on common stock ....................       (150)        (47)
                                                                              --------    --------

Net cash (used in) provided by financing activities .......................        (95)      9,832
                                                                              --------    --------

Net (decrease) increase in cash and cash equivalents ......................     (9,331)      3,121
Cash and cash equivalents at beginning of period ..........................     38,656      16,544
                                                                              --------    --------
Cash and cash equivalents at end of period ................................   $ 29,325    $ 19,665
                                                                              ========    ========


Supplemental disclosures:
            Interest paid .................................................   $  1,198    $    842
            Income taxes paid .............................................        175          75

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Organization

         New England Bancshares, Inc. New England Bancshares, Inc. (the "Company") is a Maryland corporation which was organized in December 2005, the holding company parent of Enfield Federal Savings and Loan Association (the "Association" or "Enfield Federal"), following the completion of the "second-step" mutual-to-stock conversion of Enfield Mutual Holding Company. Reference is made to "New England Bancshares" or the "Company" for periods both before and after the second-step conversion. The principal asset of the Company is its investment in Enfield Federal. As a result of the second-step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into the Association. Shareholders of the Company immediately prior to the completion of the second-step conversion received 2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued. The Company had 5,346,583 shares issued and outstanding at March 31, 2006.

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

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. In June 2002, the Association reorganized from the mutual form of organization to the mutual holding company structure. In December 2003, the Association acquired Windsor Locks Community Bank, FSL. At June 30, 2006, the Association operated from eight locations in Connecticut.

NOTE 2 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2007.

         While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in New England Bancshares' Form 10-KSB for the year ended March 31, 2006.

         The condensed consolidated balance sheet as of March 31, 2006 was derived from the audited financial statements of the former New England
Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

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

                                          Three Months Ended
                                              June 30,
                                         -------------------
(In thousands, except per share data)      2006       2005
                                         --------   --------
Net income                               $    270   $    336
                                         --------   --------
Weighted average common shares
  outstanding for computation of basic
  EPS                                       4,961      5,172
Effect of dilutive stock options and
  stock awards                                134         62
                                         --------   --------
Weighted average common shares for
  computation of diluted EPS                5,095      5,234
                                         --------   --------
Earnings per share:
  Basic                                  $   0.05   $   0.06
  Diluted                                $   0.05   $   0.06
------------------------------------------------------------

NOTE 4 - Recent Accounting Pronouncements

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The additional annual compensation cost for the Company's stock options outstanding at December 31, 2005 that is expected to be recognized in fiscal year 2007, as a result of the adoption of SFAS No. 123R, is approximately $143,000 before taxes.

         In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes and obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

NOTE 5 - Stock-Based Incentive Plan

         At June 30, 2006, the Company maintained a stock-based incentive plan. The Company currently accounts for the plan under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that begins after December 15, 2005. For the quarter ended June 30, 2006, compensation cost for the Company's stock-based incentive plan was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. However, for the quarter ended June 30, 2005 compensation cost for the plan used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost was the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized for them in the 2005 quarter. The compensation cost that has been charged against income for the granting of stock options under the plan in the 2006 quarter was $36,000.

         The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three months ended June 30, 2005.

                                                        Three Months
                                                           Ended
(Dollars in thousands, except per share data)          June 30, 2005
                                                       -------------
Net income, as reported                                  $    336
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                     30
                                                         --------
Pro forma net income                                     $    306
                                                         --------
Earnings per share:
  Basic - as reported                                    $   0.06
  Basic - pro forma                                      $   0.06
  Diluted - as reported                                  $   0.06
  Diluted - pro forma                                    $   0.06
--------------------------------------------------------------------

         The compensation cost that has been charged against income for the granting of stock awards under the plan was $28,000 for the three months ended June 30, 2006 and 2005, respectively.


Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2006 and 2005, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Annual Report on From 10-K for the year ended March 31, 2006, under Item 1, Description of Business - Risk Factors", and our other filings with the Securities and Exchange Commission.

         Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      Comparison of Financial Condition at June 30, 2006 and March 31, 2006

Assets

         Total assets were $257.2 million at June 30, 2006, a decrease of $551,000, or 0.2%, compared to $257.8 million at March 31, 2006. The decrease in total assets was primarily the result of a $9.3 million decrease in cash and cash equivalents, partially offset by a $6.5 million increase in net loans and a $2.3 million increase in investments. The $6.5 million increase in net loans was primarily the result of a $4.6 million increase in one- to four-family residential mortgage loans, a $1.4 million increase in construction loans and a $651,000 increase in commercial loans. The decrease in federal funds sold was due to the investment of proceeds received in the Company's stock offering in loans and securities.

Allowance for Loan Losses

         Management determines the adequacy of the allowance for loan losses on a regular basis. The determination is based upon management's assessment of the credit quality of the loan portfolio, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

         The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

         Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover actual loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically reviews the Company's allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

         The table below indicates the relationships between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

                                           June 30, 2006     March 31, 2006
                                           -------------     --------------
                                              (Dollars in thousands)
         Allowance for loan losses           $  1,696           $  1,636
         Gross loans Outstanding              156,269            149,749
         Non-accrual loans                        331                600
         Allowance/Loans outstanding             1.09%              1.09%
         Allowance/Nonperforming loans         512.39%            272.67%

         The decrease in non-accrual loans was primarily due to loans to one customer, classified as non-accrual at March 31, 2006, which was paid off in full during the quarter ended June 30, 2006.

Past due and Nonperforming Loans

         The following table sets forth information regarding past due loans:

                                           June 30, 2006     March 31, 2006
                                           -------------     --------------
                                                   (In thousands)
Past due 30 days through 89 days              $  697            $2,553
Past due 90 days or more                         365               553

         The decrease in loans past due 30 through 89 days was due to the fact that there were thirty days in June as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at June 30, 2006, certain loans that otherwise would be included in this category were only 29 days past due. The decrease in total loans past due 90 days or more was caused by the reduction of past due commercial loans as the loans were repaid once the properties or businesses were sold.

Liabilities

         Total liabilities were $200.7 million at June 30, 2006, a decrease of $313,000, or 0.2%, compared to $201.0 million at March 31, 2006. The decrease in total liabilities was caused primarily by a $697,000 decrease in Federal Home Loan Bank advances, a $1.2 million decrease in securities sold under agreements to repurchase, and a $344,000 decrease in other liabilities and due to broker, partially offset by a $1.5 million increase in total deposits and a $423,000 increase in advanced payments by borrowers for taxes and insurance. Deposits increased $1.5 million, or 0.9%, from $169.0 million at March 31, 2006 to $170.6 million at June 30, 2006. The increase in deposits was caused by a $1.8 million increase in money market accounts, a $1.2 million increase in certificates of deposit and a $500,000 increase in NOW accounts and non-interest bearing checking accounts, partially offset by a $2.0 million decrease in savings accounts. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

         Total stockholders' equity decreased $238,000, or 0.4%, to $56.6 million at June 30, 2006 from $56.8 million at March 31, 2006. The decrease was caused by a $420,000 increase in accumulated other comprehensive loss and dividends declared of $150,000, partially offset by $270,000 in net income and a $27,000 decrease in unearned shares due to the vesting of restricted shares, and stock option expense, net of taxes, of $32,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2006 and
2005

General

         The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and increases in cash surrender value of life insurance policies are additional sources of noninterest income. The Company's noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expense.

Net Income

         For the three months ended June 30, 2006, the Company reported net income of $270,000, a decrease of $66,000, or 19.6%, compared to the year ago period. Basic and diluted earnings per share for the quarter ended June 30, 2006 were each $0.05, and for the quarter ended June 30, 2005 were each $0.06. The decrease in net income was due primarily to a $515,000 increase in noninterest expense and a $29,000 increase in the provision for loan losses, partially offset by a $391,000 increase in net interest and dividend income, a $63,000 decrease in income taxes and a $24,000 increase in noninterest income.

Net Interest and Dividend Income

         Net interest and dividend income for the three months ended June 30, 2006 totaled $2.3 million compared to $1.9 million for the same period in 2005. This represented an increase of $391,000 or 20.3%. The change in net interest and dividend income was primarily due to a $41.4 million increase in interest-earning assets, partially offset by a $12.2 million increase in interest-bearing liabilities. The net interest margin increased from 3.84% for the quarter ended June 30, 2005 to 3.85% for the quarter ended June 30, 2006.

         Interest and dividend income amounted to $3.5 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively. Average interest-earning assets were $243.9 million for the quarter ended June 30, 2006, an increase of $41.5 million, or 20.5%, compared to $202.4 million for the quarter ended June 30, 2005. The increase in average interest-earning assets resulted primarily from the growth in federal funds sold, the loan portfolio and investments. The yield earned on average interest-earning assets increased to 5.81% for the three months ended June 30, 2006 from 5.50% for the three months ended June 30, 2005 due primarily to the increase in short-term rates and the growth in higher-yielding loans.

         Interest expense for the quarter was $1.2 million, an increase of $355,000, or 41.9%, from the $847,000 reported in the same quarter last year. Average interest-bearing liabilities grew $12.2 million during the quarter ended June 30, 2006 from $174.5 million to $186.7 million primarily due to a $2.6 million increase in the average balance of Federal Home Loan Bank advances, a $3.7 million increase in the average balance of deposits and a $5.9 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.55% for the quarter ended June 30, 2006 from 1.93% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificate of deposits increased from 2.57% for the quarter ended June 30, 2005 to 3.29% for the current year quarter as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the quarters ended June 30, 2006 and 2005 was $61,000 and $32,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality.

Noninterest Income

         For the quarter ended June 30, 2006, noninterest income was $209,000 compared to $185,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $9,000 in other income, an $8,000 increase in net gain on sale and calls of investments and a $5,000 increase in service charges on deposit accounts.

Noninterest Expense

         Noninterest expense for the quarter ended June 30, 2006 was $2.1 million, an increase of $515,000, or 32.9%, from $1.6 million in the quarter ended June 30, 2005. Salaries and employee benefits increased $272,000 as the Company increased staff for a new branch office and incurred $36,000 of stock option expense. Occupancy and equipment expenses increased $168,000 due to the opening of the Bank's eighth banking office and the additional expenses related to the Company's new main office and headquarters. Professional fees increased $51,000 as the Company's legal, accounting and regulatory fees increased.

Provision for Income Taxes

         The income tax provision for the quarter ended June 30, 2006 was $120,000 compared to $183,000 for the quarter ended June 30, 2005. The effective tax rate decreased marginally from 35.3% for the quarter ended June 30, 2005 to 30.8% for the current year quarter. The decrease in the effective tax rate was caused primarily by the increase in tax-exempt interest income.

Liquidity and Capital Resources

         The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of June 30, 2006 of $20.9 million with unused borrowing capacity of $45.5 million.

         The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2006 and 2005, the Association originated loans, net of principal paydowns of approximately $6.5 million and $6.4 million, respectively. Purchases of investment securities totaled $7.2 million and $4.2 million for the three months ended June 30, 2006 and 2005, respectively.

         Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $170.6 million at June 30, 2006, a $1.6 million increase from the $169.0 million balance at March 31, 2006.

         At June 30, 2006, the Association had outstanding commitments to originate $5.5 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $9.0 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposits scheduled to mature in one year or less at June 30, 2006 totaled $50.1 million, or 29.4% of total deposits. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

         The Association was "well capitalized" under regulatory guidelines at June 30, 2006 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at June 30, 2006.

(dollars in thousands)
                              Required          Association
                              --------     --------------------
Tier 1 Capital                    4%       $40,753       15.85%
Total Risk-Based Capital          8%       $42,450       28.61%
Tier 1 Risk-Based Capital         4%       $40,753       27.46%


         Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Association's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's or the Association's liquidity, capital or operations.

         In addition to regulatory requirements, we also manage our capital for the benefit of our stockholders. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will initially have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.


Off-Balance Sheet Arrangements

         In addition to the normal course of operations, the Association engages in a variety of financial transactions that, in accordance with generally accepted accounting principals, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit and letters of credit.

         For the three months ended June 30, 2006, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Controls and Procedures.
         -----------------------

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

         The Company did not repurchase any of its common stock in the quarter ended June 30, 2006. Further, the Company does not have publicly announced stock repurchase programs outstanding.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits.
         --------

         3.1      Articles of Incorporation of New England Bancshares, Inc.
         3.2      Bylaws of New England Bancshares, Inc.
         4.1      Specimen stock certificate of New England Bancshares, Inc.*
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                   Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                   Officer
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Chief Financial Officer
         -----------------------------
                  * Incorporated by reference into this document from the Registration Statement on Form SB-2 (no. 333-128277) as filed on September 13, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEW ENGLAND BANCSHARES, INC.


Dated: August 11, 2006              By:/s/ Scott D. Nogles
       ---------------                 -----------------------------------------
                                       Scott D. Nogles
                                       Chief Financial Officer


Dated: August 11, 2006              By:/s/ David J. O'Connor
       ---------------                 -----------------------------------------
                                       David J. O'Connor
                                       President and Chief Executive Officer