Form 10QSB
period 2006-09-30
New England Bancshares, Inc.
filed 2006-11-14
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 Maryland                                                        04-3693643
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 855 Enfield Street, Enfield, Connecticut                          06082
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

         The Issuer had 5,346,583 shares of common stock, par value $0.01 per share, outstanding as of October 7, 2006.


         Transitional Small Business Disclosure Format (Check one):
Yes [_] No [X]

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2006
         (Unaudited) and March 31, 2006.....................................  1

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended September 30, 2006 and 2005 (Unaudited).  2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2006 and 2005 (Unaudited)...........  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...  4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  7

Item 3.  Controls and Procedures............................................ 13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 14
Item 3.  Defaults Upon Senior Securities.................................... 14
Item 4.  Submission of Matters to a Vote of Security Holders................ 14
Item 5.  Other Information.................................................. 14
Item 6.  Exhibits .......................................................... 14

SIGNATURES ................................................................. 15

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                            September 30,      March 31,
                                                                                 2006            2006
                                                                            -------------    -------------
 ASSETS                                                                      (Unaudited)
 ------
 Cash and due from banks ................................................   $       3,452    $       4,882
 Interest-bearing demand deposits with other banks ......................              70              308
 Federal funds sold .....................................................          12,770           30,700
 Money market mutual funds ..............................................             703            2,766
                                                                            -------------    -------------
       Total cash and cash equivalents ..................................          16,995           38,656
 Interest-bearing time deposits with other banks ........................           3,147            4,222
 Investments in available-for-sale securities, at fair value ............          56,903           52,297
 Federal Home Loan Bank stock, at cost ..................................           1,838            1,417
 Loans, net of allowance for loan losses of $1,755 as of September 30,
2006 and
    $1,636 as of March 31, 2006 .........................................         179,288          148,113
 Premises and equipment, net ............................................           4,454            4,441
 Accrued interest receivable ............................................           1,244              978
 Deferred income taxes, net .............................................           1,274            1,152
 Cash surrender value of life insurance .................................           4,139            4,060
 Identifiable intangible assets .........................................             643              687
 Goodwill ...............................................................           1,090            1,090
 Other assets ...........................................................           1,145              686
                                                                            -------------    -------------
       Total assets .....................................................   $     272,160    $     257,799
                                                                            =============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
      Noninterest-bearing ...............................................   $      15,116    $      14,146
      Interest-bearing ..................................................         155,926          154,898
                                                                            -------------    -------------
          Total deposits ................................................         171,042          169,044
 Advanced payments by borrowers for taxes and insurance .................             659              969
 Federal Home Loan Bank advances ........................................          30,228           21,642
 Securities sold under agreements to repurchase .........................           9,962            7,325
 Other liabilities ......................................................           3,042            1,998
                                                                            -------------    -------------
       Total liabilities ................................................         214,933          200,978
                                                                            -------------    -------------

 Stockholders' Equity:
    Preferred stock, par value $.01 per share: 1,000,000 shares
    authorized; none issued .............................................              --               --
    Common stock, par value $.01 per share: 19,000,000 shares authorized;
            5,346,583 shares issued and outstanding .....................              53               53
     Paid-in capital ....................................................          42,419           42,339
    Retained earnings ...................................................          18,361           18,151
    Accumulated other comprehensive loss ................................            (547)            (608)
     Unearned ESOP shares, 350,945 shares ...............................          (2,903)          (2,903)
     Unearned shares, stock-based incentive plan, 34,500 shares .........            (156)            (211)
                                                                            -------------    -------------
       Total stockholders' equity .......................................          57,227           56,821
                                                                            -------------    -------------
       Total liabilities and stockholders' equity .......................   $     272,160    $     257,799
                                                                            =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                           Three Months Ended   Six Months Ended
                                                                             September 30,        September 30,
                                                                             2006      2005      2006      2005
                                                                             ----      ----      ----      ----
Interest and dividend income:
      Interest on loans .................................................   $2,742    $2,252    $5,199    $4,393
      Interest and dividends on securities:
         Taxable ........................................................      562       416     1,081       827
         Tax-exempt .....................................................      103        62       195       124
      Dividends on Federal Home Loan Bank stock .........................       23        15        39        29
      Interest on federal funds sold, interest-bearing deposits and
       dividends on money market mutual funds ...........................      308       140       746       288
                                                                            ------    ------    ------    ------
         Total interest and dividend income .............................    3,738     2,885     7,260     5,661
                                                                            ------    ------    ------    ------

Interest expense:
      Interest on deposits ..............................................    1,014       669     1,901     1,308
      Interest on advanced payments by borrowers for
            taxes and insurance .........................................        2         2         5         5
      Interest on Federal Home Loan Bank advances .......................      290       215       504       398
      Interest on securities sold under agreements to repurchase ........       80        34       178        56
                                                                            ------    ------    ------    ------
         Total interest expense .........................................    1,386       920     2,588     1,767
                                                                            ------    ------    ------    ------
         Net interest and dividend income ...............................    2,352     1,965     4,672     3,894
Provision for loan losses ...............................................       62        53       123        85
                                                                            ------    ------    ------    ------
         Net interest and dividend income after provision for loan losses    2,290     1,912     4,549     3,809
                                                                            ------    ------    ------    ------

Noninterest income:
      Service charges on deposit accounts ...............................      133       130       261       253
      Gain on sales and calls of investments, net .......................       12        17        25        22
      Increase in cash surrender value of life insurance policies .......       39        35        74        69
      Other income ......................................................       34        30        67        53
                                                                            ------    ------    ------    ------
         Total noninterest income .......................................      218       212       427       397
                                                                            ------    ------    ------    ------
Noninterest expense:
      Salaries and employee benefits ....................................    1,226       902     2,402     1,806
      Occupancy and equipment expense ...................................      424       224       841       473
      Advertising and promotion .........................................       35        56        80       102
      Professional fees .................................................      100        57       217       123
      Data processing expense ...........................................       87        74       168       144
      Stationery and supplies ...........................................       25        18        51        37
      Amortization of identifiable intangible assets ....................       22        22        44        44
      Other expense .....................................................      242       208       436       396
                                                                            ------    ------    ------    ------
         Total noninterest expense ......................................    2,161     1,561     4,239     3,125
                                                                            ------    ------    ------    ------
         Income before income taxes .....................................      347       563       737     1,081
Income taxes ............................................................      107       194       227       376
                                                                            ------    ------    ------    ------
         Net income .....................................................   $  240    $  369    $  510    $  705
                                                                            ======    ======    ======    ======

   Earnings per share:
            Basic .......................................................   $ 0.05    $ 0.07    $ 0.10    $ 0.14
            Diluted .....................................................     0.05      0.07      0.10      0.14
   Dividends per share ..................................................     0.03      0.02      0.06      0.04


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                   September 30,
                                                                                 2006        2005
                                                                               --------    --------

 Cash flows from operating activities:
       Net income ..........................................................   $    510    $    705
       Adjustments to reconcile net income to net cash provided by operating activities:
             Net accretion of fair value adjustments .......................        (43)        (43)
             Amortization of securities, net ...............................         23          85
             Gain on sales and calls of investments, net ...................        (25)        (22)
             Provision for loan losses .....................................        123          85
             Change in deferred loan origination fees ......................        (13)        (16)
             Depreciation and amortization .................................        254         164
             Loss on disposal of equipment .................................          2          --
             Increase in accrued interest receivable .......................       (260)        (66)
             Deferred income tax benefit ...................................       (161)        (60)
             Increase in cash surrender value of life insurance policies ...        (74)        (69)
             Decrease (Increase) in prepaid expenses and other assets ......         42        (338)
             Amortization of identifiable intangible assets ................         44          44
             Increase in accrued expenses and other liabilities ............        412          72
             Compensation cost for stock option plan .......................         80          --
             Compensation cost for stock-based incentive plan ..............         67          56
                                                                               --------    --------

       Net cash provided by operating activities ...........................        981         597
                                                                               --------    --------

 Cash flows from investing activities:
             Purchases of available-for-sale securities ....................    (11,655)     (8,409)
             Proceeds from sales of available-for-sale securities ..........      4,733       3,639
             Proceeds from maturities of available-for-sale securities .....      2,530       3,747
             Purchases of Federal Home Loan Bank stock .....................       (421)       (290)
             Loan originations and principal collections, net ..............    (17,338)    (10,681)
             Purchases of loans ............................................    (13,952)         --
             Purchases of interest-bearing time deposits with other banks ..         --        (292)
             Proceeds from maturities of interest-bearing time deposits with
              other banks ..................................................      1,075         692
             Investments in life insurance policies ........................         (5)         (5)
             Capital expenditures - premises and equipment .................       (268)       (363)
                                                                               --------    --------

             Net cash used in investing activities .........................    (35,301)    (11,962)
                                                                               --------    --------

 Cash flows from financing activities:
             Net decrease in demand, NOW, money market and savings accounts      (1,239)     (1,673)
             Net increase in time deposits .................................      3,285         467
             Net decrease in advanced payments by borrowers for taxes and
              insurance ....................................................       (310)        (16)
             Proceeds from Federal Home Loan Bank long-term advances .......     10,000       6,500
             Principal payments on Federal Home Loan Bank long-term advances     (1,414)     (1,151)
             Net increase in securities sold under agreement to repurchase .      2,637       1,268
             Payments of cash dividends on common stock ....................       (300)        (96)
                                                                               --------    --------

 Net cash provided by financing activities .................................     12,659       5,299
                                                                               --------    --------

 Net decrease in cash and cash equivalents .................................    (21,661)     (6,066)
 Cash and cash equivalents at beginning of period ..........................     38,656      16,544
                                                                               --------    --------
 Cash and cash equivalents at end of period ................................   $ 16,995    $ 10,478
                                                                               ========    ========

 Supplemental disclosures:
             Interest paid .................................................   $  2,512    $  1,752
             Income taxes paid .............................................        176         534

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Organization

         New England Bancshares, Inc. New England Bancshares, Inc. (the "Company") is a Maryland corporation which was organized in December 2005 to be the holding company parent of Enfield Federal Savings and Loan Association (the "Association" or "Enfield Federal"), following the completion of the "second-step" mutual-to-stock conversion of Enfield Mutual Holding Company. Reference is made to "New England Bancshares" or the "Company" for periods both before and after the second-step conversion. The principal asset of the Company is its investment in Enfield Federal. As a part of the second-step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into the Association. Shareholders of the Company immediately prior to the completion of the second-step conversion received 2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued.

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

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. In June 2002, the Association reorganized from the mutual form of organization to the mutual holding company structure. In December 2003, the Association acquired Windsor Locks Community Bank, FSL. At September 30, 2006, the Association operated from eight locations in Connecticut.

NOTE 2 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2007 or any other interim period.

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

                                          Quarter Ended   Six Months Ended
                                          September 30,     September 30,
                                         ---------------   ---------------
(In thousands, except per share data)     2006     2005     2006     2005
                                         ------   ------   ------   ------
Net income                               $  240   $  369   $  510   $  705
Weighted average common shares
  outstanding for computation of basic
  EPS                                     4,961    5,172    4,961    5,172
Effect of dilutive stock options and
  stock awards                              203      140      196      107
                                         ------   ------   ------   ------

Weighted average common shares for
  computation of diluted EPS              5,164    5,312    5,157    5,279
                                         ------   ------   ------   ------
Earnings per share:
  Basic                                  $ 0.05   $ 0.07   $ 0.10   $ 0.14
  Diluted                                $ 0.05   $ 0.07   $ 0.10   $ 0.14
--------------------------------------------------------------------------------

NOTE 4 - Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement was effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires: (1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan; (2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income; (3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed; and
(4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position, result of operations or cash flows.

NOTE 5 - Stock-Based Incentive Plan

         At September 30, 2006, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that begins after December 15, 2005. For the six months ended September 30, 2006, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. However, for the six months ended September 30, 2005 compensation cost for the stock-based incentive plan used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost was the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized for them in the 2005 quarter. The compensation cost that has been charged against income for the granting of stock options under the plans in the period ended September 30, 2006 was $80,000. During the quarter ended September 30, 2006 the Company granted 108,563 options.

         The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and six months ended September 30, 2005.

                                                    Quarter Ended   Six Months Ended
                                                    September 30,     September 30,
(Dollars in thousands, except per share data)           2005              2005
                                                     ----------        ----------
Net income, as reported                              $      369        $      705
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                   31                61
                                                     ----------        ----------
Pro forma net income                                 $      338        $      644
                                                     ----------        ----------
Earnings per share:
  Basic - as reported                                $     0.07        $     0.14
  Basic - pro forma                                  $     0.06        $     0.12
  Diluted - as reported                              $     0.07        $     0.14
  Diluted - pro forma                                $     0.06        $     0.12

--------------------------------------------------------------------------------

         The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the six months ended September 30, 2006 and 2005 was $67,000 and $56,000, respectively.



Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2006 and 2005, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006, under Item 1, Description of Business - Risk Factors" and our other filings with the Securities and Exchange Commission.

         Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   Comparison of Financial Condition at September 30, 2006 and March 31, 2006

Assets

         Total assets were $272.2 million at September 30, 2006, an increase of $14.4 million, or 5.6%, compared to $257.8 million at March 31, 2006. The increase in total assets was primarily the result of a $31.2 million increase in net loans and a $4.6 million increase in available-for-sale investments, partially offset by a $21.7 million decrease in cash and cash equivalents. The increase in net loans was primarily due to an increase of $24.2 million in one-to four-family residential mortgage loans, a $4.7 million increase in construction loans, a $1.6 million increase in commercial loans and a $643,000 increase in commercial real estate loans. During the fiscal second quarter, the Company purchased approximately $14.0 million of participation interests in residential one-to four-family loans. The decrease in federal funds sold was due to the investment of proceeds received in the Company's stock offering in loans and securities.

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

         The table below indicates the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

                                      September 30, 2006       March 31, 2006
                                      ------------------       --------------
                                             (Dollars in thousands)
         Allowance for loan losses       $      1,755          $      1,636
         Gross loans outstanding              181,043               149,749
         Non-accrual loans                        324                   600
         Allowance/Loans outstanding             0.97%                 1.09%
         Allowance/Nonperforming loans         541.67%               272.67%

         The decrease in non-accrual loans was primarily due to loans to one customer, classified as non-accrual at March 31, 2006, which was paid off in full during the six months ended September 30, 2006.

Past due and Nonperforming Loans

         The following table sets forth information regarding past due loans:

                                      September 30, 2006       March 31, 2006
                                      ------------------       --------------
                                                    (In thousands)
 Past due 30 days through 89 days            $1,069                $2,553
 Past due 90 days or more                        --                   553

         The decrease in loans past due 30 through 89 days was due to the fact that there were thirty days in September as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at September 30, 2006, certain loans that otherwise would be included in this category were only 29 days past due. The decrease in total loans past due 90 days or more was caused by the reduction of past due commercial loans as the loans were repaid once the properties or businesses were sold.

Liabilities

         Total liabilities were $214.9 million at September 30, 2006, an increase of $13.9 million, or 6.9%, compared to $201.0 million at March 31, 2006. The increase in total liabilities was caused primarily by an $8.6 million increase in Federal Home Loan Bank advances, a $2.6 million increase in securities sold under agreements to repurchase, a $2.0 million increase in total deposits, and a $1.0 million increase in other liabilities, partially offset by a $310,000 decrease in advanced payments by borrowers for taxes and insurance. Deposits increased $2.0 million, or 1.2%, from $169.0 million at March 31, 2006 to $171.0 million at September 30, 2006. The increase in deposits was due primarily to a $4.3 million increase in money market accounts and a $3.3 million increase in certificate of deposit accounts, partially offset by a $4.7 million decrease in savings accounts and a $952,000 decrease in checking accounts. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit. The increase in FHLB advances was used to fund the increase in assets.

Stockholders' Equity

         Total stockholders' equity increased $406,000, or 0.7%, to $57.2 million at September 30, 2006 from $56.8 million at March 31, 2006. The increase was caused by net income of $510,000, a $55,000 decrease in unearned shares due to the vesting of restricted shares, stock option expense, net of taxes, of $80,000, and a $61,000 decrease in accumulated other comprehensive loss, partially offset by $300,000 of dividends declared.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

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

Net Income

         For the three months ended September 30, 2006, the Company reported net income of $240,000, a decrease of $129,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2006 were each $0.05, compared to $0.07 for the quarter ended September 30, 2005. The decrease in net income was due primarily to a $600,000 increase in noninterest expense and a $9,000 increase in the provision for loan losses, partially offset by a $387,000 increase in net interest and dividend income, a $87,000 decrease in income taxes and a $6,000 increase in noninterest income.

Net Interest and Dividend Income

         Net interest and dividend income for the three months ended September 30, 2006 totaled $2.4 million compared to $2.0 million for the same period in 2005. This represented an increase of $387,000 or 20.0%. The change in net interest and dividend income was primarily due to a $45.0 million increase in interest-earning assets, partially offset by a $14.9 million increase in interest-bearing liabilities. The net interest margin decreased slightly from 3.87% for the quarter ended September 30, 2005 to 3.82% for the quarter ended September 30, 2006, however the interest rate spread decreased from 3.59% for the quarter ended September 30, 2005 to 3.15% for the current year period.

         Interest and dividend income amounted to $3.7 million and $2.9 million for the three months ended September 30, 2006 and 2005, respectively. Average interest-earning assets were $249.6 million for the quarter ended September 30, 2006, an increase of $45.0 million, or 22.0%, compared to $204.6 million for the quarter ended September 30, 2005. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and investments.

The yield earned on average interest-earning assets increased to 6.03% for the three months ended September 30, 2006 from 5.65% for the three months ended September 30, 2005 due primarily to the increase in short-term rates and the growth in higher-yielding loans.

         Interest expense for the quarter was $1.4 million, an increase of $466,000, or 50.7%, from the $920,000 reported in the same quarter last year. Average interest-bearing liabilities grew $14.9 million during the quarter ended September 30, 2006 from $176.4 million to $191.3 million primarily due to a $5.6 million increase in the average balance of Federal Home Loan Bank advances, a $2.0 million increase in the average balance of deposits and a $2.8 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.87% for the quarter ended September 30, 2006 from 2.07% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 2.70% for the quarter ended September 30, 2005 to 3.67% for the current year quarter as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the quarters ended September 30, 2006 and 2005 was $62,000 and $53,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality, reflected by a decrease in non-accrual loans and past due loans.

Noninterest Income

         For the quarter ended September 30, 2006, noninterest income was $218,000 compared to $212,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $4,000 in other income, a $4,000 increase in cash surrender value of life insurance policies and a $3,000 increase in service charges on deposit accounts, partially offset by a $5,000 decrease in gain on sales and calls of investments.

Noninterest Expense

         Noninterest expense for the quarter ended September 30, 2006 was $2.2 million, an increase of $600,000, or 38.4%, from $1.6 million in the quarter ended September 30, 2005. Salaries and employee benefits increased $324,000 as the Company increased staff for a new branch office and incurred $43,000 of stock option expense. Occupancy and equipment expenses increased $200,000 due to the opening of the Bank's eighth banking office and the additional expenses related to the Company's new main office and headquarters. Professional fees increased $43,000 as the Company's legal, accounting and regulatory fees increased.

Provision for Income Taxes

         The income tax provision for the quarter ended September 30, 2006 was $107,000 compared to $194,000 for the quarter ended September 30, 2005. The effective tax rate decreased from 34.5% for the quarter ended September 30, 2005 to 30.8% for the current year quarter. The decrease in the effective tax rate was caused primarily by the increase in tax-exempt interest income.

Comparison of Operating Results for the Six Months Ended September 30, 2006 and 2005

Net Income

         For the six months ended September 30, 2006, the Company reported net income of $510,000, a decrease of $195,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2006 were each $0.10, and for the six months ended September 30, 2005 were each $0.14. The decrease in net income was due primarily to a $1.1 million increase in noninterest expense and a $38,000 increase in the provision for loan losses, partially offset by a $778,000 increase in net interest and dividend income, a $149,000 decrease in income taxes and a $30,000 increase in noninterest income.

Net Interest and Dividend Income

         Net interest and dividend income for the six months ended September 30, 2006 totaled $4.7 million compared to $3.9 million for the same period in 2005. This represented an increase of $778,000 or 20.0%. The change in net interest and dividend income was primarily due to a $43.2 million increase in interest-earning assets, partially offset by a $13.5 million increase in interest-bearing liabilities. The net interest margin decreased slightly from 3.88% for the six months ended September 30, 2005 to 3.86% for the six months ended September 30, 2006, however the interest rate spread decreased from 3.60% for the six months ended September 30, 2005 to 3.22% for the current year period.

         Interest and dividend income amounted to $7.3 million and $5.7 million for the six months ended September 30, 2006 and 2005, respectively. Average interest-earning assets were $246.7 million for the six months ended September 30, 2006, an increase of $43.2 million, or 21.2%, compared to $203.5 million for the six months ended September 30, 2005. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and investments. The yield earned on average interest-earning assets increased to 5.95% for the six months ended September 30, 2006 from 5.61% for the six months ended September 30, 2005 due primarily to the increase in short-term rates and the growth in higher-yielding loans.

         Interest expense for the six months was $2.6 million, an increase of $821,000, or 46.5%, from the $1.8 million reported in the same six months last year. Average interest-bearing liabilities grew $13.4 million during the six months ended September 30, 2006 from $175.6 million to $189.0 million primarily due to a $4.1 million increase in the average balance of Federal Home Loan Bank advances, a $4.9 million increase in the average balance of deposits and a $4.4 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.73% for the six months ended September 30, 2006 from 2.01% for the year ago period, due primarily to the increase in Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 2.65% for the six months ended September 30, 2005 to 3.50% for the current year six months as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the six months ended September 30, 2006 and 2005 was $123,000 and $85,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality.

Noninterest Income

         For the six months ended September 30, 2006, noninterest income was $427,000 compared to $397,000 in the same six months a year ago. The increase in noninterest income was primarily due to an increase of $14,000 in other income, a $5,000 increase in cash surrender value of life insurance policies, an $8,000 increase in service charges on deposit accounts and a $3,000 increase in gain on sales and calls of investments.

Noninterest Expense

         Noninterest expense for the six months ended September 30, 2006 was $4.2 million, an increase of $1.1 million, or 35.6%, from $3.1 million in the six months ended September 30, 2005. Salaries and employee benefits increased $596,000 as the Company increased staff for a new branch office and incurred $80,000 of stock option expense. Occupancy and equipment expenses increased $368,000 due to the opening of the Bank's eighth banking office and the additional expenses related to the Company's new main office and headquarters. Professional fees increased $94,000 as the Company's legal, accounting and regulatory fees increased.

Provision for Income Taxes

         The income tax provision for the six months ended September 30, 2006 was $227,000 compared to $376,000 for the six months ended September 30, 2005. The effective tax rate decreased from 34.8% for the six months ended September 30, 2005 to 30.8% for the current year six months. The decrease in the effective tax rate was caused primarily by the increase in tax-exempt interest income.

Liquidity and Capital Resources

         The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.
The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of September 30, 2006 of $30.2 million with unused borrowing capacity of $36.2 million.

         The Association's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the six months ended September 30, 2006 and 2005, the Association originated loans, net of principal paydowns of approximately

$31.3  million  and  $10.7  million,   respectively.   Purchases  of  investment
securities totaled $11.7 million and $8.4 million for the six months ended September 30, 2006 and 2005, respectively.

         Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $171.0 million at September 30, 2006, a $2.0 million increase from the $169.0 million balance at March 31, 2006.

         At September 30, 2006, the Association had outstanding commitments to originate $6.6 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $10.2 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $56.0 million, or 32.7% of total deposits. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

         The Association was "well capitalized" under regulatory guidelines at September 30, 2006 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at September 30, 2006.

 (dollars in thousands)
                                        Required               Association
                                        --------               -----------
 Tier 1 Capital                             4%               $40,883  15.07%
 Total Risk-Based Capital                   8%               $42,638  26.96%
 Tier 1 Risk-Based Capital                  4%               $40,883  25.85%

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

         In addition to regulatory requirements, we also manage our capital for the benefit of our stockholders. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering has initially had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

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

         For the six months ended September 30, 2006, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

         The Company did not repurchase any of its common stock in the quarter ended September 30, 2006. Further, the Company does not have publicly announced stock repurchase programs outstanding.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  The Annual Meeting of the Stockholders of the Company was held on August 10, 2006. The results of the vote were as follows:

         1. The following individuals were elected as directors, each for a three-year term:

                                       VOTES FOR       VOTES WITHHELD
                                       ---------       --------------

         Lucien P. Bolduc              4,645,430          238,499

         Myron J. Marek                4,673,481          210,448

         2. The New England Bancshares, Inc. 2006 Equity Incentive Plan was approved by the stockholders by the following vote:

                                                                BROKER NON-
                      FOR          AGAINST       ABSTAIN           VOTES
                      ---          -------       -------           -----

                   2,997,975       841,082        20,270         1,487,256


         3. The appointment of Shatswell & MacLeod & Company, P.C. as independent auditors of New England Bancshares, Inc. for the fiscal year ended March 31, 2007 was ratified by the stockholders by the following vote:

                      FOR               AGAINST          ABSTAIN
                      ---               -------          -------

                    4,264,883            23,489          181,350

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits.
         --------

         3.1      Articles of Incorporation of New England Bancshares, Inc.
         3.2      Bylaws of New England Bancshares, Inc.
         4.1      Specimen stock certificate of New England Bancshares, Inc.*
         10.1     New England Bancshares, Inc. 2006 Equity Incentive Plan **
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                   Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                   Officer
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Chief Financial Officer
         -----------------------------
         *        Incorporated   by  reference   into  this  document  from  the
                  Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.
         ** Incorporated by reference into this document from Appendix B to the proxy statement for the 2006 annual meeting of stockholders.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          NEW ENGLAND BANCSHARES, INC.


Dated: November 13, 2006            By: /s/ Scott D. Nogles
       --------------------            -----------------------------------------
                                       Scott D. Nogles
                                       Chief Financial Officer


Dated: November 13, 2006            By: /s/ David J. O'Connor
       --------------------            -----------------------------------------
                                       David J. O'Connor
                                       President and Chief Executive Officer