Form 10QSB
period 2006-12-31
New England Bancshares, Inc.
filed 2007-02-13
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       or

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

         The Issuer had 5,346,583 shares of common stock, par value $0.01 per share, outstanding as of February 12, 2007.

         Transitional  Small Business  Disclosure Format (Check one):
Yes [_] No [X]


                                NEW ENGLAND BANCSHARES, INC.
                                        FORM 10-QSB

                                           INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2006 (Unaudited)
         and March 31, 2006...........................................................   1

         Condensed Consolidated Statements of Income for the
         Three and Nine Months Ended December 31, 2006 and 2005 (Unaudited)...........   2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 2006 and 2005 (Unaudited).....................   3

         Notes to Condensed Consolidated Financial Statements (Unaudited).............   4

Item 2.  Management's Discussion and Analysis or Plan of Operation....................   7

Item 3.  Controls and Procedures......................................................  16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings............................................................  17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................  17
Item 3.  Defaults Upon Senior Securities..............................................  17
Item 4.  Submission of Matters to a Vote of Security Holders..........................  17
Item 5.  Other Information............................................................  17
Item 6.  Exhibits ....................................................................  17

SIGNATURES ...........................................................................  18


                                      Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
        --------------------

                               NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                                  Condensed Consolidated Balance Sheets
                                         (Dollars in thousands)
                                                                            December 31,     March 31,
                                                                                2006            2006
                                                                            ------------    ------------
 ASSETS                                                                     (Unaudited)
 ------
Cash and due from banks .................................................   $      4,781    $      4,882
Interest-bearing demand deposits with other banks .......................            600             308
Federal funds sold ......................................................          2,270          30,700
Money market mutual funds ...............................................             94           2,766
                                                                            ------------    ------------
      Total cash and cash equivalents ...................................          7,745          38,656
Interest-bearing time deposits with other banks .........................          2,173           4,222
Investments in available-for-sale securities, at fair value .............         57,050          52,297
Federal Home Loan Bank stock, at cost ...................................          1,968           1,417
Loans, net of allowance for loan losses of $1,814 as of December 31, 2006
             and $1,636 as of March 31, 2006 ............................        194,203         148,113
Premises and equipment, net .............................................          4,388           4,441
Accrued interest receivable .............................................          1,342             978
Deferred income taxes, net ..............................................          1,165           1,152
Cash surrender value of life insurance ..................................          4,175           4,060
Identifiable intangible assets ..........................................            620             687
Goodwill ................................................................          1,090           1,090
Other assets ............................................................            592             686
                                                                            ------------    ------------
      Total assets ......................................................   $    276,511    $    257,799
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing ................................................   $     16,697    $     14,146
     Interest-bearing ...................................................        156,749         154,898
                                                                            ------------    ------------
         Total deposits .................................................        173,446         169,044
Advanced payments by borrowers for taxes and insurance ..................          1,252             969
Federal Home Loan Bank advances .........................................         33,344          21,642
Securities sold under agreements to repurchase ..........................          9,830           7,325
Other liabilities .......................................................          1,688           1,998
                                                                            ------------    ------------
      Total liabilities .................................................        219,560         200,978
                                                                            ------------    ------------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares
   authorized;  none issued .............................................             --              --
   Common stock, par value $.01 per share: 19,000,000 shares authorized;
           5,346,583 shares issued and outstanding ......................             53              53
    Paid-in capital .....................................................         42,631          42,339
   Retained earnings ....................................................         18,476          18,151
   Accumulated other comprehensive loss .................................           (448)           (608)
    Unearned ESOP shares, 317,065 shares at December 31, 2006 and
             350,945 shares at March 31, 2006 ...........................         (2,666)         (2,903)
    Unearned shares, stock-based plans, 113,036 shares at December
             31, 2006 and 34,500 shares at March 31, 2006 ...............         (1,095)           (211)
                                                                            ------------    ------------
      Total stockholders' equity ........................................         56,951          56,821
                                                                            ------------    ------------
      Total liabilities and stockholders' equity ........................   $    276,511    $    257,799
                                                                            ============    ============

                     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                                        Condensed Consolidated Statements of Income

                                                        (Unaudited)
                                         (In thousands, except per share amounts)

                                                                             Three Months Ended       Nine Months Ended
                                                                                 December 31,           December 31,
                                                                               2006        2005       2006        2005
                                                                               ----        ----       ----        ----
Interest and dividend income:
      Interest on loans .................................................   $   3,095   $   2,291   $   8,294   $   6,684
      Interest and dividends on securities:
         Taxable ........................................................         586         449       1,667       1,276
         Tax-exempt .....................................................         106          64         301         188
      Dividends on Federal Home Loan Bank stock .........................          24          17          64          46
      Interest on federal funds sold, interest-bearing deposits and
           dividends on money market mutual funds .......................         120         158         865         446
                                                                            ---------   ---------   ---------   ---------
         Total interest and dividend income .............................       3,931       2,979      11,191       8,640
                                                                            ---------   ---------   ---------   ---------

Interest expense:
      Interest on deposits ..............................................       1,104         741       3,005       2,049
      Interest on advanced payments by borrowers for
            taxes and insurance .........................................           3           3           9           8
      Interest on Federal Home Loan Bank advances .......................         334         205         838         603
      Interest on securities sold under agreements to repurchase ........          97          47         274         103
                                                                            ---------   ---------   ---------   ---------
         Total interest expense .........................................       1,538         996       4,126       2,763
                                                                            ---------   ---------   ---------   ---------
         Net interest and dividend income ...............................       2,393       1,983       7,065       5,877
Provision for loan losses ...............................................          60          64         182         149
                                                                            ---------   ---------   ---------   ---------
         Net interest and dividend income after provision for loan losses       2,333       1,919       6,883       5,728
                                                                            ---------   ---------   ---------   ---------

Noninterest income:
      Service charges on deposit accounts ...............................         130         133         390         386
      Gain on sales and calls of investments, net .......................           8          --          33          22
      Increase in cash surrender value of life insurance policies .......          34          33         108         102
      Other income ......................................................          75          21         142          74
                                                                            ---------   ---------   ---------   ---------
         Total noninterest income .......................................         247         187         673         584
                                                                            ---------   ---------   ---------   ---------
Noninterest expense:
      Salaries and employee benefits ....................................       1,276         970       3,678       2,776
      Occupancy and equipment expense ...................................         398         256       1,239         729
      Advertising and promotion .........................................          40          68         120         170
      Professional fees .................................................          81          60         298         183
      Data processing expense ...........................................          84          77         251         221
      Stationery and supplies ...........................................          31          26          83          63
      Amortization of identifiable intangible assets ....................          22          23          67          67
      Other expense .....................................................         259         192         694         588
                                                                            ---------   ---------   ---------   ---------
         Total noninterest expense ......................................       2,191       1,672       6,430       4,797
                                                                            ---------   ---------   ---------   ---------
         Income before income taxes .....................................         389         434       1,126       1,515
Income taxes ............................................................         125         143         352         519
                                                                            ---------   ---------   ---------   ---------
         Net income .....................................................   $     264   $     291   $     774   $     996
                                                                            =========   =========   =========   =========

   Earnings per share:
            Basic .......................................................   $    0.05   $    0.06   $    0.16   $    0.19
            Diluted .....................................................   $    0.05   $    0.05   $    0.15   $    0.19
   Dividends per share ..................................................   $    0.03   $    0.02   $    0.09   $    0.06


                              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                               December 31,
                                                                                             2006        2005
                                                                                           --------    --------
 Cash flows from operating activities:
       Net income ......................................................................   $    774    $    996
       Adjustments to reconcile net income to net cash provided by operating activities:
             Net accretion of fair value adjustments ...................................        (67)        (66)
             Amortization of securities, net ...........................................         21         120
             Gain on sales and calls of investments, net ...............................        (33)        (22)
             Provision for loan losses .................................................        182         149
             Change in deferred loan origination fees ..................................       (146)         10
             Depreciation and amortization .............................................        384         248
             Loss on disposal of equipment .............................................          2          --
             Increase in accrued interest receivable ...................................       (364)        (61)
             Deferred income tax benefit ...............................................       (114)        (97)
             Increase in cash surrender value of life insurance policies ...............       (108)       (102)
             Decrease (increase) in prepaid expenses and other assets ..................         83        (102)
             Amortization of identifiable intangible assets ............................         67          67
             Increase in accrued expenses and other liabilities ........................        315          88
             Compensation cost for stock option plan ...................................        138          --
             ESOP shares released ......................................................        400         155
             Compensation cost for stock-based incentive plan ..........................        128          83
                                                                                           --------    --------

       Net cash provided by operating activities .......................................      1,662       1,466
                                                                                           --------    --------

 Cash flows from investing activities:
             Purchases of available-for-sale securities ................................    (16,782)    (11,952)
             Proceeds from sales of available-for-sale securities ......................      7,706       3,889
             Proceeds from maturities of available-for-sale securities .................      3,971       5,084
             Purchases of Federal Home Loan Bank stock .................................       (551)       (290)
             Loan originations and principal collections, net ..........................    (37,615)    (13,962)
             Purchases of loans ........................................................    (13,952)         --
             Proceeds from sales of loans ..............................................      5,434          --
             Purchases of interest-bearing time deposits with other banks ..............         --        (292)
             Proceeds from maturities of interest-bearing time deposits with other banks      2,049       1,377
             Investments in life insurance policies ....................................         (7)         (5)
             Capital expenditures - premises and equipment .............................       (322)     (1,574)
                                                                                           --------    --------
             Net cash used in investing activities .....................................    (50,069)    (17,725)
                                                                                           --------    --------

 Cash flows from financing activities:
             Net increase (decrease) in demand, NOW, money market
                  and savings accounts .................................................      1,537        (169)
             Net increase in time deposits .............................................      2,938       1,420
             Net increase in advanced payments by borrowers for taxes and insurance ....        283         792
             Proceeds from Federal Home Loan Bank long-term advances ...................     17,879       6,500
             Principal payments on Federal Home Loan Bank long-term advances ...........     (6,177)     (1,810)
             Net increase in securities sold under agreements to repurchase ............      2,505       4,776
             Proceeds from stock offering, net of related costs ........................         --      27,520
             Purchase of stock for stock-based plans ...................................     (1,020)         --
             Payments of cash dividends on common stock ................................       (449)       (134)
                                                                                           --------    --------

 Net cash provided by financing activities .............................................     17,496      38,895
                                                                                           --------    --------

 Net (decrease) increase in cash and cash equivalents ..................................    (30,911)     22,636
 Cash and cash equivalents at beginning of period ......................................     38,656      16,544
                                                                                           --------    --------
 Cash and cash equivalents at end of period ............................................   $  7,745    $ 39,180
                                                                                           ========    ========


 Supplemental disclosures:
             Interest paid .............................................................   $  4,070    $  2,750
             Income taxes paid .........................................................        158         688


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

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. In June 2002, the Association reorganized from the mutual form of organization to the mutual holding company structure. In December 2003, the Association acquired Windsor Locks Community Bank, FSL. At December 31, 2006, the Association operated from eight locations in Connecticut.

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

                                            Quarter Ended       Nine Months Ended
                                             December 31,          December 31,
                                         -------------------   -------------------
(In thousands, except per share data)      2006       2005       2006       2005
                                         --------   --------   --------   --------
Net income                               $    264   $    291   $    774   $    996
Weighted average common shares
  outstanding for computation of basic
  EPS                                       4,934      5,173      4,952      5,173
Effect of dilutive stock options and
  stock awards                                209        146        170        121
                                         --------   --------   --------   --------
Weighted average common shares for
  computation of diluted EPS                5,143      5,319      5,122      5,294
                                         --------   --------   --------   --------
Earnings per share:
  Basic                                  $   0.05   $   0.06   $   0.16   $   0.19
  Diluted                                $   0.05   $   0.05   $   0.15   $   0.19

----------------------------------------------------------------------------------

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

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of April 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company's financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on April 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

NOTE 5 - Stock-Based Plans

         At December 31, 2006, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that begins after December 15, 2005. For the nine months ended December 31, 2006, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. However, for the nine months ended December 31, 2005, compensation cost for the stock-based incentive plan used the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost was the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock-based incentive plan in 2005 have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized for them in the nine months ended December 31, 2005. The compensation cost that has been charged against income for the granting of stock options under the plans in the nine months ended December 31, 2006 was $138,000. During the nine months ended December 31, 2006, the Company granted 108,563 options.

         The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and nine months ended December 31, 2005.

                                                  Quarter Ended  Nine Months Ended
                                                   December 31,    December 31,
(Dollars in thousands, except per share data)          2005            2005
                                                   ------------    ------------
Net income, as reported                            $        291    $        996
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                   30              92
                                                   ------------    ------------
Pro forma net income                               $        261    $        904
                                                   ------------    ------------
Earnings per share:
  Basic - as reported                              $       0.06    $       0.19
  Basic - pro forma                                $       0.05    $       0.17
  Diluted - as reported                            $       0.05    $       0.19
  Diluted - pro forma                              $       0.05    $       0.17

---------------------------------------------------------------------------------

         The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the nine months ended December 31, 2006 and 2005 was $128,000 and $83,000, respectively.


Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

Proposed Acquisition

         On November 21, 2006 the Company entered into a definitive merger agreement with First Valley Bancorp, Inc., Bristol, Connecticut, under which First Valley Bancorp will combine with the Company. First Valley Bancorp is the holding company for Valley Bank, Bristol, Connecticut. Under the terms of the transaction, , shareholders of First Valley Bancorp will be entitled to receive
0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock.

         The Company will continue to operate Valley Bank as a separately chartered commercial bank subsidiary. In addition to retaining its own identity, Valley Bank will retain its own Board of Directors, management team, branches and employees. The merger is not expected to result in any lay-offs or branch closings. As part of the transaction, the Company will also infuse approximately $12.0 million of capital into Valley Bank.

         The merger is subject to certain conditions, including the approval of the shareholders of First Valley Bancorp and receipt of regulatory approvals.

    Comparison of Financial Condition at December 31, 2006 and March 31, 2006

Assets

         At December 31, 2006, total assets were $276.5 million, an increase of $18.7 million from March 31, 2006. The increase in assets was caused primarily by the $46.1 million increase in net loans and a $4.8 million increase in available-for-sale investments, partially offset by a $30.9 million decrease in cash and cash equivalents and a $2.0 million decrease in interest-bearing time deposits with other banks. The increase in net loans was primarily due to an increase of $26.4 million in one-to four-family residential mortgage loans, an $8.4 million increase in commercial real estate loans, a $5.8 million increase in commercial loans and a $4.0 million increase in construction loans. During the current fiscal year, the Company purchased approximately $14.0 million of participation interests in residential one-to four-family loans, sold approximately $2.3 million of one- to four-family loans and sold $3.1 million of participation interests. The decrease in cash and cash equivalents was due to the investment of proceeds received in the Company's stock offering in loans and securities.

Allowance for Loan Losses

         Management determines the adequacy of the allowance for loan losses on a regular basis. The determination is based upon the size and composition of the loan portfolio, management's assessment of the credit quality of the loan portfolio, including a review of classified and non-performing loans, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

         The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. The general valuation allowance is determined by segregating the loans by loan category and assigning loss factors to each category. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

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

                                    December 31, 2006      March 31, 2006
                                    -----------------      --------------
                                            (Dollars in thousands)
Allowance for loan losses               $  1,814              $  1,636
Gross loans outstanding                  196,017               149,749
Non-accrual loans                            578                   600
Allowance/Loans outstanding                 0.93%                 1.09%
Allowance/Nonperforming loans             313.84%               272.67%

Past due and Nonperforming Loans

         The following table sets forth information regarding past due loans:

                                          December 31, 2006    March 31, 2006
                                          -----------------    --------------
                                                     (In thousands)
 Past due 30 days through 89 days              $3,065              $2,553
 Past due 90 days or more                         255                 553

         The increase in loans past due 30 through 89 days was due to additional one-to four-family loans being past due at December 31, 2006 compared to March 31, 2006. The decrease in total loans past due 90 days or more was caused by the reduction of past due commercial loans, offset by two one- to four-family loans being more than 90 days past due.

Liabilities

         Total liabilities were $219.6 million at December 31, 2006, an increase of $18.6 million, or 9.2%, compared to $201.0 million at March 31, 2006. The increase in total liabilities was caused primarily by an $11.7 million increase in Federal Home Loan Bank advances, a $2.5 million increase in securities sold under agreements to repurchase and a $4.4 million increase in total deposits. Deposits increased $4.4 million, or 2.6%, from $169.0 million at March 31, 2006 to $173.4 million at December 31, 2006. The increase in deposits was due primarily to a $7.8 million increase in money market accounts, a $2.9 million increase in certificate of deposit accounts and a $987,000 increase in checking accounts, partially offset by a $7.4 million decrease in savings accounts. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit. The increase in FHLB advances was used to fund the increase in assets.

Stockholders' Equity

         Total stockholders' equity increased $130,000, or 0.2%, to $57.0 million at December 31, 2006. The increase was caused by net income of $774,000, $400,000 allocation of stock from the employee stock ownership plan, a $128,000 decrease in unearned shares due to the vesting of restricted shares, stock option expense, net of taxes, of $138,000, and a $160,000 decrease in accumulated other comprehensive loss, partially offset by $1.0 million of stock purchased to fund the new incentive stock plan and $449,000 of dividends declared.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

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

Net Income

         For the three months ended December 31, 2006, the Company reported net income of $264,000, a decrease of $27,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended December 31, 2006 were each $0.05, compared to $0.06 and $0.05, respectively, for the quarter ended December 31, 2005. The decrease in net income was due primarily to a $519,000 increase in noninterest expense, partially offset by a $410,000 increase in net interest and dividend income, a $60,000 increase in noninterest income and an $18,000 decrease in income tax expense.

Net Interest and Dividend Income

         Net interest and dividend income for the three months ended December 31, 2006 totaled $2.4 million compared to $2.0 million for the same period in 2005. This represented an increase of $410,000 or 20.7%. The change in net interest and dividend income was primarily due to a $45.2 million increase in interest-earning assets, partially offset by a $14.4 million increase in interest-bearing liabilities. The net interest margin stayed relatively constant, increasing one basis point to 3.79% for the quarter ended December 31, 2006, however the interest rate spread decreased from 3.49% for the quarter ended December 31, 2005 to 3.08% for the current year period.

         Interest and dividend income amounted to $3.9 million and $3.0 million for the three months ended December 31, 2006 and 2005, respectively. Average interest-earning assets were $255.8 million for the quarter ended December 31, 2006, an increase of $45.2 million, or 21.5%, compared to $210.6 million for the quarter ended December 31, 2005. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and investments. The yield earned on average interest-earning assets increased to 6.18% for the three months ended December 31, 2006 from 5.66% for the three months ended December 31, 2005 due primarily to the increase in short-term rates and the growth in higher-yielding commercial real estate, commercial and construction loans.

         Interest expense for the quarter was $1.5 million, an increase of $542,000, or 54.4%, from the $996,000 reported in the same quarter last year. Average interest-bearing liabilities grew $14.4 million during the quarter ended December 31, 2006 from $182.7 million to $197.1 million primarily due to a $9.7 million increase in the average balance of Federal Home Loan Bank advances, a $1.2 million increase in the average balance of deposits and a $3.5 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 3.10% for the quarter ended December 31, 2006 from 2.16% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 2.90% for the quarter ended December 31, 2005 to 3.92% for the current year quarter as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the quarters ended December 31, 2006 and 2005 was $60,000 and $64,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality, reflected by a decrease in non-accrual loans.

Noninterest Income

         For the quarter ended December 31, 2006, noninterest income was $247,000 compared to $187,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $54,000 in other income. The increase in other income was caused primarily by a $28,000 gain on sale of loans and a $29,000 increase in Infinex income. During the quarter, the Bank initiated a program of selling loans, while retaining the servicing rights, to the Federal Home Loan Bank of Boston for interest rate risk and liquidity purposes. During the quarter, loan sales totaled approximately $2.3 million.

Noninterest Expense

         Noninterest expense for the quarter ended December 31, 2006 was $2.2 million, an increase of $519,000, or 31.0%, from $1.7 million in the quarter ended December 31, 2005. Salaries and employee benefits increased $306,000 as the Company increased staff for a new branch office, incurred $58,000 of stock option expense and additional incentive stock expense of $23,000 for new stock grants in September 2006. Occupancy and equipment expenses increased $142,000 due to the opening of the Bank's eighth banking office and the additional expenses related to the Company's new main office and headquarters. Professional fees increased $21,000 as the Company's legal, accounting and regulatory fees increased.

Provision for Income Taxes

         The income tax provision for the quarter ended December 31, 2006 was $125,000 compared to $143,000 for the quarter ended December 31, 2005. The effective tax rate decreased from 32.9% for the quarter ended December 31, 2005 to 32.1% for the current year quarter. The decrease in the effective tax rate was caused primarily by the increase in tax-exempt interest income.

Comparison of Operating Results for the Nine Months Ended December 31, 2006 and 2005

Net Income

         For the nine months ended December 31, 2006, the Company reported net income of $774,000, a decrease of $222,000 compared to the year ago period. Basic and diluted earnings per share for the nine months ended December 31, 2006 were $0.16 and $0.15, respectively, and for the nine months ended December 31, 2005 were each $0.19. The decrease in net income was due primarily to a $1.6 million increase in noninterest expense and a $33,000 increase in the provision for loan losses, partially offset by a $1.2 million increase in net interest and dividend income, a $167,000 decrease in income taxes and a $89,000 increase in noninterest income.

Net Interest and Dividend Income

         Net interest and dividend income for the nine months ended December 31, 2006 totaled $7.1 million compared to $5.9 million for the same period in 2005. This represented an increase of $1.2 million or 20.2%. The change in net interest and dividend income was primarily due to a $43.9 million increase in interest-earning assets, partially offset by a $13.9 million increase in interest-bearing liabilities. The net interest margin increased slightly from 3.83% for the nine months ended December 31, 2005 to 3.84% for the nine months ended December 31, 2006, however, the interest rate spread decreased from 3.55% for the nine months ended December 31, 2005 to 3.17% for the current year period.

         Interest and dividend income amounted to $11.2 million and $8.6 million for the nine months ended December 31, 2006 and 2005, respectively. Average interest-earning assets were $249.8 million for the nine months ended December 31, 2006, an increase of $43.9 million, or 21.3%, compared to $205.9 million for the nine months ended December 31, 2005. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and investments. The yield earned on average interest-earning assets increased to 6.03% for the nine months ended December 31, 2006 from 5.61% for the nine months ended December 31, 2005 due primarily to the increase in short-term rates and the growth in higher-yielding commercial real estate, commercial and construction loans.

         Interest expense for the nine months was $4.1 million, an increase of $1.3 million, or 46.4%, from the $2.8 million reported in the same nine months last year. Average interest-bearing liabilities grew $13.9 million during the nine months ended December 31, 2006 from $177.8 million to $191.7 million primarily due to a $6.0 million increase in the average balance of Federal Home Loan Bank advances, a $3.8 million increase in the average balance of deposits and a $4.0 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.86% for the nine months ended December 31, 2006 from 2.06% for the year ago period, due primarily to the increase in Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 2.74% for the nine months ended December 31, 2005 to 3.64% for the current year nine months as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the nine months ended December 31, 2006 and 2005 was $182,000 and $149,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality.

Noninterest Income

         For the nine months ended December 31, 2006, noninterest income was $673,000 compared to $584,000 in the same nine months a year ago. The increase in noninterest income was primarily due to an increase of $68,000 in other income, a $6,000 increase in cash surrender value of life insurance policies, a $4,000 increase in service charges on deposit accounts and an $11,000 increase in gain on sales and calls of investments.

Noninterest Expense

         Noninterest expense for the nine months ended December 31, 2006 was $6.4 million, an increase of $1.6 million, or 33.3%, from $4.8 million in the nine months ended December 31, 2005. Salaries and employee benefits increased $902,000 as the Company increased staff for a new branch office and incurred $138,000 of stock option expense. Occupancy and equipment expenses increased $510,000 due to the opening of the Bank's eighth banking office and the additional expenses related to the Company's new main office and headquarters. Professional fees increased $115,000 as the Company's legal, accounting and regulatory fees increased.

Provision for Income Taxes

         The income tax provision for the nine months ended December 31, 2006 was $352,000 compared to $519,000 for the nine months ended December 31, 2005. The effective tax rate decreased from 34.3% for the nine months ended December 31, 2005 to 31.3% for the current year nine months. The decrease in the effective tax rate was caused primarily by the increase in tax-exempt interest income.

Liquidity and Capital Resources

         The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.
The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had Federal Home Loan Bank borrowings as of December 31, 2006 of $33.3 million with unused borrowing capacity of $33.1 million.

         The Association's primary investing activities are the origination and purchase of loans and the purchase of mortgage and investment securities. During the nine months ended December 31, 2006 and 2005, the Association originated loans, net of principal paydowns of approximately $37.6 million and $14.0 million, respectively. In addition the Company purchased $14.0 million of one- to four-family loans during the nine months ended December 31, 2006. Purchases of investment securities totaled $16.8 million and $12.0 million for the nine months ended December 31, 2006 and 2005, respectively.

         Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $173.4 million at December 31, 2006, a $4.4 million increase from the $169.0 million balance at March 31, 2006.

         At December 31, 2006, the Association had outstanding commitments to originate $6.9 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $11.7 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less at December 31, 2006 totaled $59.7 million, or 34.4% of total deposits. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

         The Association was "well capitalized" under regulatory guidelines at December 31, 2006 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total assets and the percentage and the total amount of capital maintained at December 31, 2006.

 (dollars in thousands)
                                 Required             Association
                                 --------         ------------------
 Tier 1 Capital                     4%            $41,337     15.01%
 Total Risk-Based Capital           8%            $43,151     25.88%
 Tier 1 Risk-Based Capital          4%            $41,337     24.60%

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

         In addition to regulatory requirements, we also manage our capital for the benefit of our stockholders. The capital from the offering significantly increased our liquidity and capital resources. The initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities and to pay the cash consideration in the First Valley Bancorp acquisition. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering has initially had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.


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

         For the nine months ended December 31, 2006, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

         There were no shares of common stock repurchased by the Company in the quarter ended December 31, 2006.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits.
         --------

         2.1 Agreement and Plan of Merger, dated as of November 21, 2006, by and among New England Bancshares, Inc., New England Bancshares Acquisition, Inc., and First Valley Bancorp, Inc. *
         3.1      Articles of Incorporation of New England Bancshares, Inc. **
         3.2      Bylaws of New England Bancshares, Inc. **
         4.1      Specimen stock certificate of New England Bancshares, Inc.**
         31.1     Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer
         31.2     Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Chief Financial Officer

         -----------------------------
         * Incorporated by reference into this document from the Registration Statement on Form S-4 (No. 333-140031) as filed on January 17, 2007.
         ** Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NEW ENGLAND BANCSHARES, INC.


Dated: February 13, 2007                By: /s/ Scott D. Nogles
       --------------------                -------------------------------------
                                           Scott D. Nogles
                                           Chief Financial Officer


Dated: February 13, 2007                By: /s/ David J. O'Connor
       --------------------                -------------------------------------
                                           David J. O'Connor
                                           President and Chief Executive Officer