Form 10KSB
period 2007-03-31
New England Bancshares, Inc.
filed 2007-06-25
CIK 1338248

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2007

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
          Securities registered Section 12(b) of the Exchange Act: None
       Securities registered pursuant to Section 12(g)of the Exchange Act:


         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
       Common stock, par value                Nasdaq Stock Market, Inc.
           $0.01 per share

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

         The   issuer's   revenues   for  its  most  recent   fiscal  year  were
approximately $16,154,000.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $59,191,569, based upon the closing price of $12.74 as quoted on the Nasdaq Global Market on June 1, 2007. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

         As of June 1, 2007, the issuer had 5,346,583 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Portions of the Proxy Statement for the 2007 Annual Meeting
               of Stockholders are incorporated by reference into
                          Part III of this Form 10-KSB

                                      INDEX

                                                                            Page
PART I

Item 1.  Description of Business..............................................1

Item 2.  Description of Property.............................................20

Item 3.  Legal Proceedings 20

Item 4.  Submission of Matters to a Vote of Security Holders.................21


PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities................21

Item 6.  Management's Discussion and Analysis or Plan of Operation...........21

Item 7.  Financial Statements................................................48

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ...............................................78

Item 8A. Controls and Procedures ............................................78

Item 8B. Other Information ..................................................78



PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...................78

Item 10. Executive Compensation..............................................79

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................79

Item 12. Certain Relationships and Related Transactions......................80

Item 13. Exhibits............................................................81

Item 14. Principal Accountant Fees and Services..............................81

Signatures...................................................................82

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

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         New England Bancshares, Inc. New England Bancshares, Inc. (the "Company") is a Maryland corporation, which was organized in 2005. In December 2005, New England Bancshares, Inc. became the holding company parent of Enfield Federal Savings following the completion of the "second-step" mutual-to-stock conversion of Enfield Mutual Holding Company. Reference is made to "New England Bancshares" or the "Company" for periods both before and after the second-step conversion. The principal asset of the Company is its investment in Enfield Federal Savings and Loan Association (the "Association" or "Enfield Federal"). In the second-step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into the Association. Shareholders of the Company immediately prior to the completion of the second-step conversion received 2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued. The Company had 5,346,583 shares issued and outstanding at March 31, 2007.

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

         On November 21, 2006 the Company entered into a definitive merger agreement with First Valley Bancorp, Inc., Bristol, Connecticut, under which First Valley Bancorp will combine with the Company. First Valley Bancorp is the holding company for Valley Bank, Bristol, Connecticut. Under the terms of the transaction, shareholders of First Valley Bancorp will be entitled to receive
0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock.

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

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. In June 2002, the Association reorganized from the mutual form of organization to the mutual holding company structure. In December 2003, the Association acquired Windsor Locks Community Bank, FSL. At March 31, 2007, the Association operated from eight locations in Connecticut.

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

         According to published statistics, Hartford County's 2006 population was approximately 882,000 and consisted of approximately 344,000 households. The population increased approximately 2.1% from 2000. Per capita income in 2005 for Hartford County was approximately $32,000, which was less than the Connecticut average of approximately $35,000. Likewise, median household income for Hartford County was $59,000 compared to approximately $63,000 for Connecticut.

Competition

         We face intense competition both in making loans and attracting deposits. As of June 30, 2006, the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.8% of the deposits in Hartford County, which was the 14th largest share of deposits out of 28 financial institutions in the county. North-central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than we do and may offer products and services that we do not provide.

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

         One- to Four-Family Loans. Our primary lending activity is to originate loans secured by one- to four-family residences located in our primary market area. At March 31, 2007, one- to four-family loans, excluding home equity loans and lines of credit, totaled $105.4 million or 52.6% of total loans. At March 31, 2007, 86.1% of our one- to four-family loans were fixed-rate and 13.9% were adjustable-rate.

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

         We offer our full-time employees who satisfy certain criteria and our general underwriting standards fixed- and adjustable-rate mortgage loans with reduced interest rates that are currently 50 basis points below the rates offered to our other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of March 31, 2007, we had $3.2 million of employee mortgage rate loans, or 1.6% of total loans.

         Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At March 31, 2007, home equity loans and equity lines of credit totaled $17.6 million, or 8.8% of total loans. Additionally, at March 31, 2007, the unadvanced amounts of home equity lines of credit totaled $1.7 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

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

         Multi-Family and Commercial Real Estate Loans. We originate multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. At March 31, 2007, multi-family real estate loans totaled $5.8 million, or 2.9% of total loans. Also on March 31, 2007, commercial real estate loans totaled $50.1 million, or 25.0% of total loans. Our multi-family loans are generally made with terms up to 20 years and our commercial real estate loans are generally made with terms of up to 25 years. These loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal plus a margin of 100 basis points or the five-year Federal Home Loan Bank (the "FHLB") Classic Advance Rate plus a margin of 225 to 325 basis points. At March 31, 2007, the largest multi-family loan was a $1.3 million loan, which was secured by a 42-unit apartment building. This loan was performing according to its terms at March 31, 2007. At March 31, 2007, the largest commercial real estate loan was a $3.2 million loan, which was secured by a hotel. This loan was performing according to its terms at March 31, 2007. We generally do not make these loans with loan-to-value ratios exceeding 80%.

         We also originate land loans primarily to local contractors and developers for making improvements on approved building lots. Such loans are generally written with a maximum loan-to-value ratio based upon the appraised value or purchase price, whichever is less, of 75% for a term of up to 15 years. Interest rates on our land loans are fixed for the first three years and them adjust annually thereafter to a rate typically 3.25% over the one year Constant Maturity Treasury index. At March 31, 2007, we had six land loans totaling $1.1 million and are included in the commercial real estate loan category.

         Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At March 31, 2007, residential construction loans amounted to $2.7 million, or 1.4% of total loans. At March 31, 2007, the unadvanced portion of these construction loans totaled $678,000. Our residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 90% of the appraised value or cost of the project, whichever is less. At March 31, 2007, the largest residential construction loan commitment was for $620,000, all of which was disbursed. The loan was performing according to its terms at March 31, 2007.

         We make construction loans for commercial development projects. The projects include multi-family, apartment, small industrial, retail and office buildings. These loans generally have an interest-only phase during construction, which is usually 12 months, and then convert to permanent financing. Disbursements of funds are at the sole discretion of Enfield Federal and are based on the progress of construction. At March 31, 2007, commercial construction loans totaled $4.9 million, or 2.5% of total loans. At March 31, 2007, the unadvanced portion of these construction loans totaled $5.1 million. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised value or cost of the project, whichever is less. At March 31, 2007, the largest commercial loan commitment was for $3.0 million, $2.0 million of which was disbursed. The loan was performing according to its terms at March 31, 2007.

         Commercial Loans. At March 31, 2007, we had $11.1 million in commercial loans, which amounted to 5.5% of total loans. In addition, at such date, we had $4.3 million of unadvanced commercial lines of credit. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to the two-, five- or ten-year FHLB Amortizing Advance Rate, as corresponds to the term of the loan, plus a margin. The Company generally does not make unsecured commercial loans.

         When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. At March 31, 2007, our largest commercial loan was a $2.8 million loan secured by vehicles. This loan was performing according to its original terms at March 31, 2007.

         Consumer Loans. We offer fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide. At March 31, 2007, automobile loans totaled $755,000 or 0.4% of total loans and 27.2% of consumer loans. For the fiscal year ended March 31, 2007, the Company originated $656,000 of automobile loans.

         Other consumer loans at March 31, 2007 amounted to $2.0 million, or 1.0% of total loans and 72.8% of consumer loans. These loans include mobile home loans and secured and unsecured personal loans. Our mobile home loans, which are made primarily to borrowers in the Northeastern United States, have terms of up to 25 years and fixed interest rates. We generally will finance up to a maximum of 90% of the value of the mobile home and require that the borrower obtain hazard insurance. At March 31, 2007, we had 24 mobile homes loans, the average size of which was approximately $55,000. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit.

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

         We generally retain all of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. The sales occur at time of origination; therefore no loans have been classified as held-for-sale. We sold $1.6 million of these loans in fiscal 2007 and $3.1 million in fiscal 2006. In fiscal 2007, we commenced selling long-term, fixed rate one -to four-family loans to the Federal Home Loan Bank (the "FHLB") to assist with managing our interest rate risk and increasing our net interest margin. Loans are sold with servicing retained and the loans have recourse to the Company on a formula basis. We sold $2.3 million of these loans in fiscal 2007.

         We purchase participation interests from other community-based financial institutions, primarily commercial real estate loans, commercial construction loans, commercial loans and one- to four-family loans. Such loans totaled $22.1 and $6.6 million at March 31, 2007 and 2006, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender. We have not historically purchased any whole loans. However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

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

         The investment portfolio is primarily viewed as a source of liquidity. Our policy is to invest funds in assets with varying maturities that will result in the best possible yield while maintaining the safety of the principal invested and assists in managing interest rate risk. The investment portfolio management policy is designed to:

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

         Deposit Accounts. Substantially all of our depositors are residents of the State of Connecticut. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook and savings accounts and certificates of deposit. At March 31, 2007, core deposits, which consist of savings, demand, NOW and money market accounts, comprised 50.4% of our deposits. We do not currently utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not to be the market leader.

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

Financial Services

         We have a partnership with a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates an office at Enfield Federal and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. We receive a portion of the commissions generated by Infinex from sales to customers. For the years ended March 31, 2007 and 2006, we received fees of $41,000 and $4,000, respectively, through our relationship with Infinex.

Personnel

         As of March 31, 2007, we had 60 full-time employees and 13 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

                                  Risk Factors

         You should consider carefully the following risk factors before investing in our common stock.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

         At March 31, 2007, our loan portfolio consisted of $55.9 million, or 27.9% of multi-family and commercial real estate loans, $7.7 million, or 3.8% of construction loans and $11.1 million, or 5.5% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Certain interest rate movements may hurt our earnings and asset value.

         Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. Although this "flattening" of the market yield curve has not had a negative impact on our interest rate spread and net interest margin to date, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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


Our inability to successfully complete our pending merger transaction and integrate the new company could hurt our earnings.

         Our pending acquisition of First Valley Bancorp, Inc. involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

         o        integrating personnel with diverse business backgrounds;

         o        combining different corporate cultures; and

         o        retaining key employees.

         The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of First Valley Bancorp who are expected to be retained by us. We may not be successful in retaining these employees for the time period necessary to successfully integrate First Valley Bancorp's operations with those of ours. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations could have an adverse effect on our business and results of operation following the merger.


Strong competition within our market area could hurt our profits and slow growth.

         We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2006, we held 0.8% of the deposits in Hartford County, which was the 14th largest market share of deposits out of the 28 financial institutions in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

         Nearly all of our real estate loans are secured by real estate in the Hartford metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there have been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

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

         Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended March 31, 2007, our return on average equity was 1.70%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

There may be a limited market for our common stock, which may offset our stock price.

         Although our stock is listed on the Nasdaq Global Market, there is no guarantee that our shares will be regularly traded. If an active trading market for our common stock does not develop, you may not be able to sell your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.


                           REGULATION AND SUPERVISION

General

         As a savings and loan holding company, New England Bancshares is required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Office of Thrift Supervision. Enfield Federal, as a federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposit insurer. However, after our acquisition of First Valley Bancorp, New England Bancshares will become a bank holding company and be required to file reports with and otherwise comply with, the rules and regulations, of the Federal Reserve Board. Enfield Federal is a member of the Federal Home Loan Bank System. Enfield Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Enfield Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Federal Reserve Board or the Congress, could have a material adverse impact on New England Bancshares, Enfield Federal and their operations.

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

         Loans-to-One-Borrower Limitations. Enfield Federal is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Enfield Federal's total loans or extensions of credit to a single borrower cannot exceed 15% of Enfield Federal's unimpaired capital and surplus. Enfield Federal may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2007, Enfield Federal's loans-to-one borrower limitation was $6.5 million and Enfield Federal's largest aggregate outstanding balance of loans to one borrower was $5.8 million. This amount included three commercial real estate loans, one commercial line of credit and one residential mortgage loan.

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

         If Enfield Federal fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter. Enfield Federal met the QTL test at March 31, 2007, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

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

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2007, Enfield Federal met each of its capital requirements.

         The following table presents the Association's capital position at March 31, 2007.

                                                              OTS Minimum
                                                         Capital Requirements
                                                         --------------------
                                     Actual     Ratio     Actual      Ratio
                                    ---------  --------  ---------   --------
     Tangible...................     $41,476    14.66%    $ 4,243      1.5%
     Core (Leverage)............     $41,476    14.66%    $11,315      4.0%
     Risk-based.................     $43,350    25.26%    $13,730      8.0%

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

         Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by Enfield Federal for the year ended March 31, 2007 totaled $74,000.

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

         Insurance of Deposit Accounts. Deposits of Enfield Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Federal Deposit Insurance Corporation has the ability to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The Federal Deposit Insurance Corporation has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Enfield Federal. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past.

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

         Federal Home Loan Bank System. Enfield Federal is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. Enfield Federal is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Enfield Federal was in compliance with this requirement with an investment in the capital stock of the Federal Home Loan Bank of Boston at March 31, 2007 of $2.0 million.

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

Current Holding Company Regulation

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

Holding Company Regulation After the Merger

         After the completion of the merger, New England Bancshares will be subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. New England Bancshares is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for New England Bancshares to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

         A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

         The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

         After completion of the merger, New England Bancshares will be subject to the Federal Reserve Board's capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the Office of Thrift Supervision for Enfield Federal.

         A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

         The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of New England Bancshares to pay dividends or otherwise engage in capital distributions.

         Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.

         New  England  Bancshares  and Enfield  Federal  will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of New England Bancshares or Enfield Federal.

         The status of New England Bancshares as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently conducts its business through eight full-service banking offices and one administrative office. The net book value of the Company's properties or leasehold improvements was $3.2 million at March 31, 2007.

                                                        Original       Date of
                                          Leased or    Year Leased      Lease
Location                                    Owned      or Acquired    Expiration
                                          ---------    -----------    ----------

Executive/Branch Office:
855 Enfield Street
Enfield, Connecticut...................     Leased        2006           2031

Branch Offices:

268 Hazard Avenue
Enfield, Connecticut...................     Owned         1962             --

112 Mountain Road
Suffield, Connecticut..................     Leased        1988           2008

23 Main Street
Manchester, Connecticut................     Owned         2002             --

124 Main Street
Broad Brook, Connecticut...............     Owned         2003             --

20 Main Street
Windsor Locks, Connecticut.............     Leased        2002          2012(1)

One Shoham Road
East Windsor, Connecticut..............     Leased        2005          2015(2)

287 Somers Road
Ellington, Connecticut.................     Owned         2005             --


--------------------------------------------------------------------------------

(1) We have an option to renew this lease for one additional five-year term.
(2) We have an option to renew this lease for two additional seven-year terms.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Beginning on December 28, 2005, the Company's common stock was quoted on the Nasdaq Global Market under the symbol "NEBS." Before that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "NEBS." According to the records of its transfer agent, the Company had approximately 743 stockholders of record as of June 2, 2007. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low bid information for the Company's common stock for each of the fiscal quarters in the two-year period ended March 31, 2007. The stock prices and dividends have been adjusted to reflect that each share of former New England Bancshares common stock was exchanged for 2.3683 shares of current New England Bancshares common stock in connection with the Company's second-step conversion on December 28, 2005.


                                          High        Low     Dividends
                                         ------     ------    ---------
        Fiscal 2007:
            Fourth Quarter ...........   $13.65     $12.85     $ 0.03
            Third Quarter ............    13.30      12.50       0.03
            Second Quarter ...........    13.05      11.41       0.03
            First Quarter ............    11.66      10.77       0.03
        Fiscal 2006:
            Fourth Quarter ...........   $10.90     $10.47     $ 0.03
            Third Quarter ............    11.40      10.24       0.02
            Second Quarter ...........    11.65       6.61       0.02
            First Quarter ............     7.52       6.19       0.02

         The Company did not repurchase any of its common shares during the quarter ended March 31, 2007.


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

         Salaries and employee benefits expenses consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. It also includes expenses related to our employee stock ownership plan and restricted stock awards granted under our stock-based incentive plan. Expense for the employee stock ownership plan is based on the average market value of the shares committed to be released. An equal number of shares is released each year over terms of the two loans from New England Bancshares that were used to fund the employee stock ownership plan's purchase of shares in the stock offering in both the mutual holding company reorganization and the second-step conversion. Expense for shares of restricted stock awards is based on the fair market value of the shares on the date of grant. Compensation and related expenses is recognized on a straight-line basis over the vesting period. We began expensing stock options in fiscal 2007 and is included in salaries and employee benefits expenses and the consolidated statements of income.

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

         Pursue opportunities to increase multi-family, commercial real estate and commercial business lending in our market area

         Multi-family, commercial real estate and commercial business loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. Multi-family, commercial real estate and commercial business loans increased $19.8 million and $13.0 million for the years ended March 31, 2007 and 2006, respectively, and at March 31, 2007 comprised approximately 33.4% of total loans. There are many multi-family and commercial properties and businesses located in our market area, and with the additional capital we raised in the offering we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines. We have added expertise in our commercial loan department in recent years. Additionally, we may employ additional commercial lenders in the future to help increase our multi-family and commercial lending.

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

         Continue  to  emphasize  the   origination   of  one-  to   four-family
residential real estate loans

         Our primary lending activity is the origination of residential mortgage loans secured by homes in our market area. We intend to continue emphasizing the origination of residential mortgage loans going forward. At March 31, 2007, 61.4% of our total loans were one- to four-family residential real estate loans. We believe that our emphasis on residential lending, which carries a lower credit risk, contributes to our high asset quality.

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

         Aggressively attract core deposits

         Core deposits (accounts other than certificates of deposit) comprised 50.4% of our total deposits at March 31, 2007. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers. We also hope to increase core deposits by pursuing expansion inside and outside of our market area through de novo branching.

         Manage net interest margin and net interest spread by having a greater percentage of our assets in loans, especially higher-yielding loans, which generally have a higher yield than securities

         We intend to continue to manage our net interest margin and net interest spread by seeking to increase lending levels and by originating higher-yielding loans. Loans secured by multi-family and commercial real estate and commercial business loans are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Consequently, multi-family and commercial real estate and commercial business loans typically have higher yields, which increase our net interest margin and net interest spread. In addition, the Bank has started, and expects to continue, to sell one- to four-family mortgage loans in an effort to increase yields on the overall loan portfolio.

         Manage   interest  rate  risk  by   emphasizing   the   origination  of
adjustable-rate or shorter duration loans

         We manage our interest rate sensitivity to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than longer-term loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to: (1) improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread; and
(2) decrease the maturities of our assets, in part by the origination of adjustable-rate and shorter-term loans. To this end the Company started to sell some of its long term fixed rate one- to four-family mortgage loans.


Balance Sheet Analysis

         Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, and to a lesser extent, secured by multi-family and commercial real estate. At March 31, 2007, real estate loans totaled $186.6 million, or 93.1% of total loans, compared to $145.3 million, or 96.8%, of total loans at March 31, 2006.

         The  largest  segment of our real estate  loans is one- to  four-family residential real estate loans. At March 31, 2007, one- to four-family residential real estate loans totaled $123.0 million, which represented 65.9% of real estate loans and 61.4% of total loans compared to $94.8 million at March 31, 2006, which represented 65.2% of real estate loans and 63.1% of total loans. One- to four-family residential real estate loans increased $28.3 million, or 29.9%, for the year ended March 31, 2007 due to the prevailing low interest rate environment, competitive pricing and the purchase of $14.0 million of participations, partially offset by the sale of $2.3 million in long-term one- to four-family loans to manage interest rate risk.

         Multi-family and commercial real estate loans totaled $55.9 million at March 31, 2007, which represented 30.0% of real estate loans and 27.9% of total loans, compared to $43.3 million at March 31, 2006, which represented 29.8% of real estate loans and 28.8% of total loans. Multi-family and commercial real estate loans increased $12.6 million, or 29.1%, for the year ended March 31, 2007 due to the continued emphasis of this type of lending.

         We originate construction loans secured by residential and multi-family and commercial real estate. This portfolio totaled $7.7 million at March 31, 2007, which represented 3.8% of total loans, compared to $7.2 million at March 31, 2006, which represented 4.8% of total loans. Construction loans increased $470,000, or 6.5%, for the year ended March 31, 2007 primarily due to the Company funding additional construction projects and purchasing $2.0 million in loan participations, partially offset by the loans on such projects converting to permanent financing.

         We also originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $11.1 million at March 31, 2007, which represented 5.5% of total loans, compared to $3.8 million at March 31, 2006, which represented 2.6% of total loans. Commercial business loans increased $7.2 million, or 188.1% for the year ended March 31, 2007 primarily due to continued emphasis of this type of lending and $2.3 million in loan participations.

         We originate a variety of consumer loans, including loans secured by mobile homes, automobiles and passbook or certificate accounts. Consumer loans totaled $2.8 million and represented 1.4% of total loans at March 31, 2007 and $1.0 million at March 31, 2006 which represented 0.7% of total loans.

         The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                                            At March 31,
                                 ---------------------------------------------------------------------------------------------------
                                       2007                2006                 2005                2004                2003
                                 -----------------   -----------------   ------------------   -----------------   ------------------
                                           Percent             Percent              Percent             Percent              Percent
                                              Of                  Of                   Of                  Of                  Of
                                  Amount    Total     Amount    Total     Amount     Total     Amount    Total     Amount     Total
                                 --------   ------   --------   ------   ---------   ------   --------   ------   --------   ------
                                                                       (Dollars in thousands)
Mortgage loans:
   Residential loans:
      One- to four-family (1) .  $123,039    61.38%  $ 94,754    63.11%  $  88,774    66.08%  $ 80,999    65.82%  $ 63,726    67.17%
      Multi-family ............     5,778     2.88      5,850     3.90       6,621     4.93      6,789     5.52      5,256     5.54
   Commercial real estate .....    50,126    25.01     37,453    24.95      22,166    16.50     17,475    14.20     13,378    14.10
   Construction loans .........     7,678     3.83      7,208     4.80      10,309     7.68     10,324     8.39      4,625     4.87
                                 --------   ------   --------   ------   ---------   ------   --------   ------   --------   ------
         Total mortgage loans .   186,621    93.10    145,265    96.76     127,870    95.19    115,587    93.93               91.68
Consumer loans ................     2,776     1.38      1,023     0.68       1,132     0.84      1,467     1.19      1,629     1.72
Commercial loans ..............    11,058     5.52      3,838     2.56       5,332     3.97      6,004     4.88      6,262     6.60
                                 --------   ------   --------   ------   ---------   ------   --------   ------   --------   ------
         Total loans ..........   200,455   100.00%   150,126   100.00%    134,334   100.00%   123,058   100.00%    94,876   100.00%
                                            ======              ======               ======              ======              ======

Deferred loan origination fees,
  net.. .......................      (133)               (377)                (340)               (353)               (287)
Allowance for loan losses .....    (1,875)             (1,636)              (1,437)             (1,301)             (1,008)
                                   ------              ------               ------              ------              ------
   Total loans, net ...........  $198,447            $148,113            $ 132,557            $121,404            $ 93,581
                                 ========            ========            =========            ========            ========

--------------------------------------------------------------------------------

(1) Includes $17.6 million, $13.9 million, $9.6 million, $8.4 million and $7.5 million of home equity loans and lines of credit at March 31, 2007, 2006, 2005, 2004 and 2003, respectively.

         The following table sets forth certain information at March 31, 2007 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                One- to                Commercial
                                                 Four-       Multi-       Real                                               Total
                                                 Family      Family      Estate    Construction   Consumer   Commercial      Loans
                                               ----------  ----------  ----------  ------------  ----------  -----------  ----------
                                                                                  (In thousands)
Amounts due in:
   One year or less .........................  $      792  $      311  $    3,486  $      5,276  $      303  $     1,643  $   11,811
   More than one year to three years.. ......         473          --         246         2,402         453        3,603       7,177
   More than three years to five years ......       1,710          --       1,551            --         638        1,528       5,427
   More than five years to ten years.. ......      10,100         467       9,603            --          67        3,753      23,990
   More than ten years to fifteen years .....      19,966       2,485       5,552            --         301           96      28,400
   More than fifteen years ..................      89,998       2,515      29,688            --       1,014          435     123,650
                                               ----------  ----------  ----------  ------------  ----------  -----------  ----------
      Total amount due ......................  $  123,039  $    5,778  $   50,126  $      7,678  $    2,776  $    11,058  $  200,455
                                               ==========  ==========  ==========  ============  ==========  ===========  ==========

         The following table sets forth the dollar amount of all loans at March 31, 2007 that are due after March 31, 2008 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

                                                Due After March 31, 2008
                                          ------------------------------------

                                                      Floating or
                                            Fixed      Adjustable
                                            Rates        Rates         Total
                                          ----------   ----------   ----------
                                                     (In thousands)
Mortgage loans:
   Residential loans:
      One- to four-family .............   $  105,223   $   17,024   $  122,247
      Multi-family ....................        1,593        3,874        5,467
   Commercial real estate .............       21,485       25,155       46,640
   Construction loans .................        2,402           --        2,402
                                          ----------   ----------   ----------
         Total mortgage loans .........      130,703       46,053      176,756
Consumer loans ........................        2,473           --        2,473
Commercial loans ......................        8,135        1,280        9,415
                                          ----------   ----------   ----------
               Total loans ............   $  141,311   $   47,333   $  188,644
                                          ==========   ==========   ==========

         The following table shows loan activity during the periods indicated.

                                                  For the Fiscal Year Ended March 31,
                                                  -----------------------------------
                                                    2007          2006        2005
                                                  ---------    ---------    ---------
                                                             (In thousands)
Beginning balance, loans, net .................   $ 148,113    $ 132,557    $ 121,404
                                                  ---------    ---------    ---------
   Originations:
      Mortgage loans:
         Residential loans:
            One- to four-family ...............      28,836       19,543       19,232
            Multi-family ......................         642          563          704
         Commercial real estate ...............      19,161       10,921        5,289
         Construction loans ...................      12,505        8,984       17,809
                                                  ---------    ---------    ---------
               Total mortgage loans ...........      61,144       40,011       43,034
      Consumer loans ..........................       2,290          553          382
      Commercial loans ........................      11,170        1,297        1,872
                                                  ---------    ---------    ---------
               Total loan originations ........      74,604       41,861       45,288
Loans sold
                                                     (3,816)          --           --
Loan participations purchased .................      18,268        4,127        1,786

Deduct:
       Principal loan repayments and other, net     (36,711)     (30,421)     (35,926)
       Loan charge-offs, net of recoveries ....          (3)         (11)           5
                                                  ---------    ---------    ---------
Ending balance, loans, net ....................   $ 200,455    $ 148,113    $ 132,557
                                                  =========    =========    =========

         Securities. Our securities portfolio consists primarily of U.S. government and agency securities, mortgage-backed securities, marketable equitable securities, municipal securities and, to a lesser extent, corporate debt securities. Although corporate debt securities and municipal securities generally have greater credit risk than U.S. Treasury and government securities, they generally have higher yields than government securities of similar duration. Securities decreased $2.8 million, or 5.4%, in year ended March 31, 2007 as we liquidated some securities, primarily municipal securities and marketable equity securities, to fund the Company's loan growth. All of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

         The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

                                                                                  At March 31,
                                                   --------------------------------------------------------------------------
                                                            2007                      2006                      2005
                                                   ----------------------    ----------------------    ----------------------
                                                   Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                     Cost         Value        Cost         Value        Cost         Value
                                                   --------------------------------------------------------------------------
                                                                                 (In thousands)
Investments in available-for-sale securities:
      U.S. government and federal agencies .....   $  23,774    $  23,575    $  25,666    $  25,125    $  21,129    $  20,719
      Municipal securities .....................       7,493        7,405        8,199        8,099        5,995        5,897
      Corporate debt securities ................         100          101          101          102          546          559
      Mortgage-backed securities ...............      12,030       11,941       12,689       12,530       12,963       12,893
      Marketable equity securities .............       7,224        7,034        9,403        9,207       12,952       12,834
                                                   ---------    ---------    ---------    ---------    ---------    ---------
            Total ..............................      50,621       50,056       56,058       55,063       53,585       52,902
      Money market mutual funds included in cash
        and cash equivalents ...................        (587)        (587)      (2,766)      (2,766)      (6,317)      (6,317)
                                                   ---------    ---------    ---------    ---------    ---------    ---------
           Total ...............................   $  50,034    $  49,469    $  53,292    $  52,297    $  47,268    $  46,585
                                                   =========    =========    =========    =========    =========    =========

         The aggregate amortized cost basis and fair value of securities of issuers (other than the U.S. Government or an agency of the U.S. Government) which exceeded 10% of stockholders' equity were as follows as of March 31, 2007:

                                               Amortized
                                                  Cost              Fair
                                                 Basis              Value
                                             --------------      -----------
                                                       (In thousands)
               Issuer
         ------------------------
         Asset Management Fund                   $6,637             $6,447


         The following table sets forth our securities:

                                                           At and For the Fiscal Year Ended March 31,
                                                           -----------------------------------------
                                                               2007          2006          2005
                                                            ----------    ----------    ----------
                                                                        (In thousands)
Mortgage-related securities:
     Mortgage-related securities, beginning of period (1)   $   12,530    $   12,893    $   18,372
     Purchases ..........................................        2,609         6,160         8,854

     Sales                                                          --          (368)       (1,880)

     Repayments and prepayments .........................       (3,224)       (5,963)      (12,221)

     Decrease in net premium ............................          (44)         (101)          (37)

     Increase (decrease) in net unrealized gain .........           70           (91)         (195)
                                                            ----------    ----------    ----------

         Net decrease in mortgage-related securities ....         (589)         (363)       (5,479)
                                                            ----------    ----------    ----------
     Mortgage-related securities, end of period (1) .....   $   11,941    $   12,530    $   12,893
                                                            ==========    ==========    ==========

Investment securities:
     Investment securities, beginning of period (1) .....   $   39,767    $   33,692    $   23,937
     Purchases ..........................................       15,218        11,161        18,073

     Sales ..............................................      (14,842)       (4,199)       (4,686)

     Maturities .........................................       (2,996)         (630)       (2,808)

     Increase (decrease) in net premium .................           21           (35)         (104)

     Increase (decrease) in net unrealized gain .........          360          (222)         (720)
                                                            ----------    ----------    ----------
         Net increase in investment securities ..........       (2,239)        6,075         9,755
                                                            ----------    ----------    ----------
     Investment securities, end of period (1) ...........   $   37,528    $   39,767    $   33,692
                                                            ==========    ==========    ==========

------------------------
(1)   At fair value

         The following table sets forth the maturities and weighted average yields of securities at March 31, 2007. Weighted average yields are not presented on a tax-equivalent basis.

                                       Within One Year  One To Five Years  Five To Ten Years   After Ten Years         Total
                                     -----------------  -----------------  -----------------  -----------------  -----------------
                                               Weighted           Weighted           Weighted           Weighted           Weighted
                                    Carrying   Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average
                                      Value     Yield    Value     Yield    Value     Yield    Value     Yield    Value     Yield
                                     -------   -------  -------   ------   -------   -------  -------   -------   ------   -------
                                                                        (Dollars in thousands)
Available-for-sale securities:
     U.S. Government and
         Federal agencies .........  $    98     4.06%  $ 3,000     3.91%  $10,219     4.84%  $10,258     5.53%  $23,575     5.02%
     Municipal securities .........       --       --       534     3.32     3,332     3.60     3,539     4.25     7,405     3.89
     Corporate debt securities ....       --       --        --       --       101     6.41        --       --       101     6.41
     Mortgage-backed securities ...       --       --       130     5.83       325     5.62    11,486     5.60    11,941     5.60
                                     -------            -------            -------            -------            -------
         Total ....................  $    98     4.06%  $ 3,664     3.89%  $13,977     4.57%  $25,283     5.38%  $43,022     4.99%
                                     =======            =======            =======            =======            =======

         Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals and, to a lesser extent, commercial customers, within our market area. We do not currently use brokered deposits as a source of funding. Deposits increased $12.6 million, or 7.5%, for the year ended March 31, 2007 due primarily to an increase in NOW and money market accounts, certificates of deposit and non-interest bearing accounts, partially offset by a decrease in savings accounts. The increase in certificates of deposit, and NOW and money market accounts and the decrease in savings accounts was primarily due to disintermediation, as rates on other types of investments (CDs and money market accounts) have increased substantially over the past one to two years resulting in customers have been moving funds from the generally lower rates of savings accounts.

         The following table sets forth the balances of our deposit products at the dates indicated.
                                                     At March 31,
                                                 -------------------
                                                   2007        2006
                                                 --------   --------
                                                    (In thousands)
           Non-interest bearing accounts .....   $ 16,075   $ 14,146
           NOW and money market accounts .....     35,305     22,913
           Savings accounts ..................     40,184     48,431
           Certificates of deposit ...........     90,111     83,554
                                                 --------   --------
                Total ........................   $181,675   $169,044
                                                 ========   ========

         The  following  table  indicates  the amount of jumbo  certificates  of
deposit  by  time  remaining  until  maturity  as  of  March  31,  2007.   Jumbo
certificates of deposit require minimum deposits of $100,000.

                                                              Weighted
Maturity Period                                  Amount     Average Rate
---------------                                ----------   ------------
                                                (Dollars in thousands)

         Three months or less ..............   $    4,887         4.66%
         Over three through six months .....        5,199         4.53
         Over six through twelve months ....        4,948         4.22
         Over twelve months ................        6,061         3.97
                                               ----------
                  Total ....................   $   21,095         4.33%
                                               ==========

         The following table sets forth the time deposits classified by rates at the dates indicated.
                                                  At March 31,
                                           ---------------------------
                                             2007     2006       2005
                                           -------   -------   -------
                                                (In thousands)
          Certificate accounts:
             0.00 to 2.00% .............   $   756   $ 5,858   $40,600
             2.01 to 3.00% .............     6,332    25,820     9,620
             3.01 to 4.00% .............    29,176    29,634    19,224
             4.01 to 5.00% .............    51,130    21,797     7,822
             5.01 to 6.00% .............     2,717       372       398
             6.01 to 7.00% .............        --        --     3,462
             7.01 to 8.00% .............        --        --       116
             Fair value adjustment .....        --        73       168
                                           -------   -------   -------
                Total ..................   $90,111   $83,554   $81,410
                                           =======   =======   =======

         The following table sets forth the amount and maturities of time deposits classified by rates at March 31, 2007.

                                               Amount Due
                        ---------------------------------------------------------
                                                                                                    Percent of
                                           One           Two to          Over                         Total
                         Less than        to Two         Three          Three                      Certificate
                          One Year        Years          Years          Years          Total         Accounts
                        ------------   ------------   ------------   ------------   ------------   ------------
                                                            (In thousands)
Certificate accounts:
     0 to 2.00% .....   $        756   $         --   $         --   $         --   $        756            0.9%
   2.01 to 3.00% ....          6,194            132             --              7          6,333            7.0
   3.01 to 4.00% ....         13,165         13,775          2,245            186         29,371           32.6
   4.01 to 5.00% ....         42,624            900          3,190          4,220         50,934           56.5
   5.01 to 6.00% ....          2,557            104             --             56          2,717            3.0
                        ------------   ------------   ------------   ------------   ------------   ------------
     Total ..........         65,296   $     14,911   $      5,435   $      4,469   $     90,111          100.0%
                        ============   ============   ============   ============   ============   ============

         The following table sets forth the deposit activity for the periods indicated.

                                             For the Fiscal Year Ended March 31,
                                             ----------------------------------
                                                 2007       2006       2005
                                               --------   --------   --------
                                                       (In thousands)

Net deposits (withdrawals) ..................  $  8,427   $  3,203   $ (2,334)
Interest credited on deposit accounts (1) ...     4,204      2,850      2,535
                                               --------   --------   --------
Total increase in deposit accounts ..........    12,631      6,053        201
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

         The following table sets forth certain information regarding our borrowed funds:

                                                                            At or For the Years
                                                                              Ended March 31,
                                                                       -----------------------------
                                                                         2007      2006        2005
                                                                       -------    -------    -------
                                                                           (Dollars in thousands)

Federal Home Loan Bank advances:
   Average balance outstanding .....................................   $27,465    $20,129    $10,791
   Maximum amount outstanding at any month-end during the period ...    33,587     21,642     15,749
   Balance outstanding at end of period ............................    33,587     21,642     15,620
   Weighted average interest rate during the period ................      4.34%      3.98%      3.69%
   Weighted average interest rate at end of period .................      4.50%      4.00%      3.76%


Results of Operations for the Years Ended March 31, 2007 and 2006

         Overview.
                                              2007        2006      % Change
                                            --------    --------    --------
                                                  (Dollars in thousands)

         Net income .....................   $    970    $  1,309       (25.9)%
         Return on average assets .......       0.36%       0.57%      (36.8)
                                            --------    --------    --------
         Return on average equity .......       1.70%       3.63%      (53.2)
         Average equity to average assets      21.22%      15.72%       35.0

         Net income decreased due primarily to an increase in non interest expenses, partially offset by an increase in net interest and dividend income. Net interest income increased primarily as a result of a higher volume of and yield on interest-earning assets, partially offset by an increase in the cost of funds.

         Net Interest and Dividend Income. Net interest and dividend income totaled $9.4 million for the year ended March 31, 2007, an increase of $1.3 million or 15.4%. This resulted mainly from a $39.2 million increase in average interest-earning assets during the year. Our interest rate spread decreased 40 basis points to 3.11% for the year ended March 31, 2007 and net interest margin decreased 8 basis points to 3.79% for the same time period.

         Interest and dividend income increased $3.2 million, or 26.8%, from $12.0 million for fiscal 2006 to $15.2 million for fiscal 2007. Average interest-earning assets were $252.5 million for fiscal 2007, an increase of $39.2 million, or 18.4%, compared to $213.3 million for fiscal 2006. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and, to a lesser extent, investment securities. The yield on interest-earning assets increased from 5.67% to 6.09% as market interest rates continued increasing in fiscal 2007.

         Interest expense increased $2.0 million, or 51.0%, from $3.8 million for fiscal 2006 to $5.8 million for fiscal 2007. Average interest-bearing liabilities grew $17.1 million, or 9.6%, from $177.4 million for fiscal 2006 to $194.5 million for fiscal 2007 due to a $7.6 million increase in the average balance of Federal Home Loan Bank advances, a $6.0 million increase in average total deposits and a $3.5 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 2.98% for fiscal 2007 from 2.16% for fiscal 2006 due primarily to increased rates paid on certificates of deposit, and to a lesser extent, money market accounts.

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

                                                                     For the Fiscal Years Ended March 31,
                                         -------------------------------------------------------------------------------------------
                                                     2007                           2006                           2005
                                         -----------------------------  ----------------------------    ----------------------------
                                                              Average                        Average                         Average
                                         Average               Yield/   Average               Yield/    Average               Yield/
                                         Balance   Interest    Rate     Balance   Interest    Rate      Balance   Interest    Rate
                                         -------   --------   -------   -------   --------   -------    -------   --------   -------
                                                                            (Dollars in thousands)
Assets:
   Federal funds sold, interest-bearing
      deposits and marketable
      equity securities ...............  $18,710    $   966      5.16%   $21,948    $   871      3.97%  $18,725    $   434     2.32%
   Investments in available for sale
      securities, other than mortgage-
      backed and mortgage-related
      securities (1) ..................   44,283      2,179      4.92     35,420      1,597      4.51    30,372      1,289     4.24
   Mortgage-backed and mortgage-related
      securities ......................   12,549        643      5.13     12,774        555      4.35    15,623        604     3.86
   Federal Home Loan Bank stock .......    1,735         95       5.5      1,383         64      4.63     1,025         33     3.25
   Loans, net (2) .....................  (175,238)  (11,483)    (6.55)   (141,802)   (9,001)    (6.35)  (125,567)   (7,943)   (6.33)
                                         -------    -------              -------    -------             -------    -------
            Total interest-earning
            assets ....................  252,515     15,366      6.09    213,327     12,088      5.67   191,312     10,303     5.38
                                                   --------                        --------                       --------
   Noninterest-earning assets .........   11,813                          12,028                         11,975
   Cash surrender value of life
   insurance ..........................    4,138                           3,979                          3,818
                                         --------                        --------                       --------
            Total assets ..............  $268,466                        $229,334                       $207,105
                                         ========                        ========                       ========
Liabilities and Stockholders' Equity:
   Deposits:
      Savings accounts ................  $43,810    $   266      0.61%   $51,371    $   319      0.62%  $55,280    $   337     0.61%
      NOW accounts ....................    7,564         32      0.42      7,413         19      0.26     7,020         17     0.25
      Money market accounts ...........   19,021        651      3.42      9,413        180      1.91     6,532         65     0.99
      Certificate accounts ............   86,174      3,255      3.78     82,414      2,332      2.83    83,161      2,115     2.54
                                         -------    -------              -------    -------             -------    -------
            Total deposits ............  156,569      4,204      2.68    150,611      2,850      1.89   151,993      2,534     1.67
   Federal Home Loan Bank advances ....   27,721      1,204      4.34     20,129        801      3.98    10,791        398     3.69
   Advanced payments by borrowers for
      taxes and  insurance ............      846         10      1.22        876         11      1.26       643          8     1.32
   Securities sold under agreements to
      repurchase ......................    9,335        376      4.03      5,802        175      3.02     2,549         46     1.79
                                         -------    -------              -------    -------             -------    -------
            Total interest-bearing
            liabilities ...............  194,471      5,794      2.98    177,418      3,837      2.16   165,976      2,986      1.8
                                                   --------                        --------                       --------
   Demand deposits ....................   15,294                          14,440                         12,284
   Other liabilities ..................    1,741                           1,425                            935
            Total liabilities .........  211,506                         193,283                        179,195
   Stockholders' Equity ...............   56,960                          36,051                         27,910
                                         --------                        --------                       --------
            Total liabilities and
            stockholders' equity ......  $268,466                        $229,334                       $207,105
                                         ========                        ========                       ========
   Net interest income/net interest
      rate spread (3) .................             $ 9,572      3.11%              $ 8,251      3.51%             $ 7,317     3.58%
                                                    =======   =======               =======   =======              =======   ======
   Net interest margin (4) ............                          3.79%                           3.87%                         3.82%
                                                             ========                        ========                       ========
   Ratio of interest-earning assets
      to interest-bearing liabilities .   129.85%                         120.24%                        115.26%
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

                                                                  Fiscal Year Ended                  Fiscal Year Ended
                                                                    March 31, 2007                     March 31, 2006
                                                                     Compared to                        Compared to
                                                                  Fiscal Year Ended                  Fiscal Year Ended
                                                                    March 31, 2006                     March 31, 2005
                                                          -------------------------------------------------------------------
                                                                 Increase (Decrease)                Increase (Decrease)
                                                                       Due to                              Due to
                                                          --------------------------------    -------------------------------
                                                            Rate       Volume       Net        Volume      Rate        Net
                                                          --------    --------    --------    --------   --------    --------
                                                                                     (In thousands)
Interest-earning assets:
   Federal funds sold, interest-bearing
      deposits and marketable equity securities .......   $    186    $    (91)   $     95    $    352   $     85    $    437
   Investments in available-for-sale securities,
      other than mortgage-backed and
      mortgage-related securities .....................        156         426         582          74        234         308
   Mortgage-backed and mortgage-related
      securities ......................................         97          (9)         88         130       (179)        (49)
   Federal Home Loan Bank stock .......................         13          18          31          17         14          31
   Loans, net (1) .....................................        300       2,182       2,482          27      1,031       1,058
                                                          --------    --------    --------    --------   --------    --------
         Total interest-earning assets ................        752       2,526       3,278         600      1,185       1,785
                                                          --------    --------    --------    --------   --------    --------

Interest-bearing liabilities:
   Savings accounts ...................................         (7)        (46)        (53)          7        (25)        (18)
   NOW accounts .......................................         13          --          13           1          1           2
   Money market accounts ..............................        206         265         471          78         37         115
   Certificate accounts ...............................        812         111         923         235        (18)        217
   Federal Home Loan Bank advances ....................         79         324         403          34        369         403
   Advanced payments by borrowers for taxes
      and insurance ...................................         --          (1)         (1)         --          3           3
   Securities sold under agreements to repurchase .....         71         130         201          45         84         129
                                                          --------    --------    --------    --------   --------    --------
         Total interest-bearing liabilities ...........      1,174         783       1,957         400        451         851
                                                          --------    --------    --------    --------   --------    --------
Increase in net interest income .......................   $   (422)   $  1,743    $  1,321    $    200   $    734    $    934
                                                          ========    ========    ========    ========   ========    ========

-------------------------------
(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. We record interest income on non-accruing loans. We record interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

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

         We recorded a $242,000 and $210,000 provision for loan losses in the years ended March 31, 2007 and 2006, respectively. The increase in the provision was caused primarily by increased loan growth, primarily in the generally higher risk commercial real estate loan and commercial loan categories and a slight increase in non-accrual loans and classified assets, partially offset by low net loan charge-offs for fiscal year 2007.

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

         Non-interest Income. The following table shows the components of non-interest income and the percentage changes from 2007 to 2006.


                                                              2007     2006  % Change
                                                              -----   -----  --------
                                                                 (In thousands)

Service fees on deposit accounts ..........................   $ 519   $ 514     1.0%
Gain on securities and interest-bearing time deposits, net       32      33    (3.0)
Increase in cash surrender value of life insurance policies     154     150     2.7
Other income ..............................................     286     138   107.3
                                                              -----   -----
      Total ...............................................   $ 991   $ 835    18.7
                                                              =====   =====

        The increase in other income was due primarily to life insurance proceeds and higher commissions received from Infinex Financial Group, a third party registered broker-dealer, due to increased sales in fiscal 2007.

         Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes from fiscal 2007 to fiscal 2006.

                                                   2007        2006     % Change
                                                 --------    --------   --------
                                                          (In thousands)
Salaries and employee benefits ...............   $  4,930    $  3,842      28.3%
Occupancy and equipment expenses .............      1,670       1,113      50.0
Advertising and promotion ....................        152         216     (29.6)
Professional fees ............................        373         303      23.1
Data processing expense ......................        345         301      14.6
Stationery and supplies ......................         96          91       5.5
Amortization of identifiable intangible assets         88          88        --
Other expense ................................        989         835      18.4
                                                 --------    --------
      Total ..................................   $  8,643    $  6,789      27.3
                                                 ========    ========

Efficiency ratio (1) .........................       83.4%       75.8%

------------------------
      (1) Computed as non-interest expense divided by the sum of net interest and dividend income and other income.

         During fiscal 2007, the Company opened an additional branch and toward the end of fiscal 2006 moved its headquarters and main branch office into a newly constructed building, which caused increases in salary and employee benefits, and occupancy and equipment expenses. Product expansion initiatives caused data processing expense to increase. Professional fees increased as the Company hired additional third-parties for the increased compliance regulations.

         Income Taxes. Income tax expense for the year ended March 31, 2007 decreased to $505,000 from $644,000 in the previous year. The decrease was primarily due to the decrease in income before taxes. The effective tax rate increased from 33.0% for the year ended March 31, 2006 to 34.2% for the year ended March 31, 2007 as a result of additional expenses, which were not tax deductible being recorded in fiscal 2007.

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

         Non-performing assets totaled $824,000, or 0.29% of total assets, at March 31, 2007, which was an increase of $224,000, or 37.3%, from March 31, 2006. Non-accrual loans accounted for all of non-performing assets at March 31, 2007 and March 31, 2006. At March 31, 2007, non-accrual loans consisted of six one- to four-family residential real estate loans compared to three one- to four-family residential real estate loans and three commercial loans on non-accrual status at March 31, 2006.

         The  following   table  provides   information   with  respect  to  our
non-performing assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

                                                                           At March 31,
                                                      --------------------------------------------------------
                                                        2007        2006        2005        2004        2003
                                                      --------    --------    --------    --------    --------
                                                                       (Dollars in thousands)
Non-accruing loans:
   Mortgage loans:
      Residential loans:
           One- to four-family ....................   $    824    $    331    $    464    $    182    $     81
           Multi-family ...........................         --          --          --          72          --
      Commercial real estate ......................         --          --          --         155         159
                                                      --------    --------    --------    --------    --------
         Total mortgage loans .....................        824         331         464         409         240
   Consumer loans .................................         --          --          --          --          --
   Commercial loans ...............................         --         269          --         528          --
                                                      --------    --------    --------    --------    --------
            Total nonaccrual loans ................        824         600         464         937         240
Other real estate owned ...........................         --          --          --          --          --
                                                      --------    --------    --------    --------    --------
            Total nonperforming assets ............   $    824    $    600    $    464    $    937    $    240
                                                      ========    ========    ========    ========    ========
Impaired loans ....................................   $     --    $     --    $     --    $    755    $    159
Accruing loans 90 days or more past due ...........         --          --          --         411           5
Allowance for loan losses as a percent of loans (1)       0.94%       1.09%       1.07%       1.06%       1.07%
Allowance for loan losses as a percent
   of nonperforming loans (2) .....................     227.55%     272.67%     309.70%     138.85%     420.00%
Nonperforming loans as a percent of loans (1)(2) ..       0.41%       0.40%       0.35%       0.76%       0.25%
Nonperforming assets as a percent of total assets .       0.29%       0.23%       0.22%       0.46%       0.15%


-----------------------------
(1)  Loans are presented before allowance for loan losses.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by Enfield Federal as presenting uncertainty with respect to the collectibility of interest or principal.

         Other than disclosed in the above table, there were no other loans at March 31, 2007 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

         Interest income that would have been recorded for the year ended March 31, 2007 had non-accruing loans been current according to their original terms amounted to $11,000, none of which was recognized in interest income.

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

         The following table shows the aggregate amounts of our classified assets at the dates indicated.

                                        At March 31,
                                      ---------------
                                       2007     2006
                                      ------   ------
                                       (In thousands)
         Special mention assets ...   $3,993   $  478
         Substandard assets .......    1,378      782
         Doubtful assets ..........       --       47
         Loss assets ..............       --       --
                                      ------   ------
            Total classified assets   $5,371   $1,307
                                      ======   ======

         Classified assets at March 31, 2007 included six loans totaling $824,000 that were considered non-performing. Classified assets at March 31, 2006 included six loans totaling $600,000 that were considered non-performing.

         Classified assets increased $4.1 million to $5.4 million at March 31, 2007. The increase was caused primarily by the addition of two related party loans to the special mention category totaling $3.8 million; these two loans are paying as agreed.

         Delinquencies.   The  following   table  provides   information   about
delinquencies in our loan portfolio at the dates indicated.

                                 At March 31, 2007                    At March 31, 2006                  At March 31, 2005
                         ----------------------------------  ----------------------------------  ----------------------------------
                            30-89 Days      90 Days or More     30-89 Days      90 Days or More     30-89 Days      90 Days or More
                         ----------------  ----------------  ----------------  ----------------  ----------------  ----------------
                                 Principal         Principal         Principal         Principal         Principal         Principal
                         Number   Balance  Number   Balance  Number   Balance  Number   Balance  Number   Balance  Number   Balance
                           of       of       of       of       of       of       of       of       of       of       of       of
                          Loans    Loans    Loans    Loans    Loans    Loans    Loans    Loans    Loans    Loans    Loans    Loans
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                                      (Dollars in Thousands)
Mortgage loans:
   Residential loans:
      One- to four-
       family .........       30  $ 3,403       --  $    --       24  $ 2,086       1   $   284      23   $ 2,038        2  $   420
      Multi-family ....       --       --       --       --       --       --       --       --       --       --       --       --
   Commercial real
       estate .........       --       --       --       --        1      430       --       --        2      102       --       --
   Construction loans .       --       --       --       --       --       --       --       --        1      250       --       --
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
         Total mortgage       30    3,403       --       --       25    2,516        1      284       26    2,390        2      420
loans
Consumer loans ........        3       12       --       --        3       37       --       --        1        3       --       --
Commercial loans ......       --       --       --       --       --       --        3      269       --       --       --       --
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
         Total ........       33  $ 3,415       --       --  $    --  $ 2,553        4  $   553       27  $ 2,393        2  $   420
                         =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Delinquent loans
  to loans (1) ........              1.70%              --%              1.70%             0.37%             1.78%             0.31%

------------------
(1) Loans are presented before the allowance for loan losses and net of deferred loan origination fees.

         Analysis and Determination of the Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Based on management's judgment, the allowance for loan losses covers all known losses and inherent losses in the loan portfolio March 31, 2007, 2006, 2005, 2004 and 2003.

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

         At March 31, 2007, our allowance for loan losses represented 0.94% of total loans and 227.6% of non-performing loans. The allowance for loan losses increased $239,000 from March 31, 2006 to March 31, 2007 due to a provision for loan losses of $242,000, offset by net charge-offs of $3,000. The provision for loan losses for the year ended March 31, 2007 reflected continued growth of the loan portfolio, particularly the increase in commercial real estate and commercial loans, which carry a higher risk of default than one-to four-family residential real estate loans and a slight increase in non-accrual loans and classified assets. There was no change in the loss factors used to calculate the allowance from March 31, 2006 to March 31, 2007 and a slight increase in
non-accrual   loans  and  classified   assets,   partially  offset  by  low  net
charge-offs.

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                                 At March 31,
                                           -----------------------------------------------------------------------------------------
                                                  2007             2006              2005               2004             2003
                                           ----------------- -----------------  ----------------- ----------------  ----------------
                                                  Percent of        Percent of         Percent of                         Percent of
                                                   Loans in          Loans in           Loans in          Loans in         Loans in
                                                     Each              Each               Each              Each             Each
                                                   Category          Category           Category          Category         Category
                                                   to Total          to Total           to Total          to Total         to Total
                                           Amount   Loans    Amount   Loans     Amount   Loans    Amount   Loans    Amount   Loans
                                           ------   ------   ------   ------    ------   ------   ------   ------   ------  ------
                                                                            (Dollars in thousands)
Mortgage loans:
   Residential loans:
      One- to four-family ...............  $  488    61.38%  $  329    63.11%   $  401    66.08%  $  389    65.82%  $  381   67.17%
      Multi-family ......................      20     2.88      154     3.90        27     4.93      134     5.52      116    5.54
   Commercial real estate ...............   1,033    25.01    1,002    24.95       637    16.50      368    14.20      329   14.10
   Construction loans ...................     156     3.83       84     4.80       235     7.68      180     8.39       50    4.87
Consumer loans ..........................       6     1.38       12     0.68        20     0.84       15     1.19       23    1.72
Commercial loans ........................     172     5.52       55     2.56       117     3.97      215     4.88      109    6.60
                                           ------   ------   ------   ------    ------   ------   ------   ------   ------  ------
         Total allowance for loan losses.  $1,875   100.00%  $1,636   100.00%   $1,437   100.00%  $1,301   100.00%  $1,008  100.00%
                                           ======   ======   ======   ======    ======   ======   ======   ======   ======  ======

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

                                                                     At or For the Fiscal Year
                                                                         Ended March 31,
                                                      ----------------------------------------------------
                                                       2007       2006        2005        2004       2003
                                                      -------    -------    -------     -------    -------
                                                                     (Dollars in thousands)

Balance at beginning of period ....................   $ 1,636    $ 1,437    $ 1,301     $ 1,008    $   773
Provision for loan losses .........................       242        210        131         240        240
Charge-offs:
   Mortgage loans:
      Residential loans:
         One- to four-family ......................        --         --         --          --         --
         Multi-family .............................        --         --         83          42         --
   Consumer loans .................................         4         17         16          --         12
   Commercial loans ...............................        --         --         --          65         --
                                                      -------    -------    -------     -------    -------
      Total charge-offs ...........................         4         17         99         107         12
                                                      -------    -------    -------     -------    -------
Recoveries:
   Mortgage loans:
      Residential loans:
         One- to four-family ......................        --         --         --          --         --
         Multi-family .............................        --         --         80          --         --
   Consumer loans .................................         1          6          2          --          7
   Commercial loans ...............................        --         --         22          --         --
                                                      -------    -------    -------     -------    -------
      Total Recoveries ............................         1          6        104          --          7
                                                      -------    -------    -------     -------    -------
Net charge-offs (recoveries) ......................         3         11         (5)        107          5
                                                      -------    -------    -------     -------    -------
Allowance obtained through merger .................        --         --         --         160         --
                                                      -------    -------    -------     -------    -------
Balance at end of period ..........................   $ 1,875    $ 1,636    $ 1,437     $ 1,301    $ 1,008
                                                      =======    =======    =======     =======    =======
Ratio of net charge-offs during the period to
   average loans outstanding during the period ....        --%      0.01%        --%       0.10%      0.01%
Allowance for loan losses as a percent of loans (1)      0.94%      1.09%      1.07%       1.06%      1.07%
Allowance for loan losses as a percent of
   nonperforming loans (2) ........................    227.55%    272.67%    309.70%     138.85%    420.00%

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

         Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, we attempt to manage our interest rate risk through: our investment portfolio, an increased focus on commercial and
multi-family   and  commercial  real  estate  lending,   which
emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans. In addition, we have commenced a program of selling long term, fixed-rate one- to four-family residential loans in the secondary market. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

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

         The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next twelve months and for the twelve month period thereafter using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

         The following table reflects changes in our estimated net interest income.

                                                    At March 31, 2007
                                             Percentage Change in Estimated
                                                Net Interest Income Over
                                             ------------------------------
                                                First              Second
                                              12 Months           12 Months
                                             -----------         ----------


    200 basis point increase in rates           (4.18)%            (6.63)%
    200 basis point decrease in rates            1.67              (1.39)

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

         Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

         The fiscal 2007 net portfolio value change shows a larger decrease for the 200 and 300 basis point increase scenarios and a larger increase for the 100 and 200 basis point decrease scenarios compared to fiscal 2006. This was caused primarily by the movement of funds from generally shorter maturity federal funds sold and investment securities, in fiscal 2006, to generally longer term loans, in fiscal 2007.


                          Net Portfolio Value        Net Portfolio Value as % of
                   --------------------------------   Present Value of Assets
Basis Point ("bp")      (Dollars in thousands)        ------------------------
Change in Rates    $ Amount    $ Change    % Change    NPV Ratio     Change
-----------------  --------   ----------   --------   ----------   -----------
      300 bp        $37,565   $ (15,903)     (30)%       13.84%      (438)bp
      200            43,313     (10,156)     (19)        15.52       (270)
      100            48,446      (5,023)      (9)        16.92       (129)
        0            53,469          --       --         18.22         --
     (100)           56,206       2,737        5         18.81         60
     (200)           56,943       3,475        6         18.84         63

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

         Our  most   liquid   assets   are  cash   and  cash   equivalents   and
interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $18.6 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $49.5 million at March 31, 2007. In addition, at March 31, 2007, we had the ability to borrow approximately $71.3 million from the Federal Home Loan Bank of Boston. On that date, we had $33.6 million outstanding.

         At March 31, 2007, we had $14.7 million in loan commitments outstanding, which included $5.7 million in undisbursed construction loans and $6.0 in unused lines of credit. Certificates of deposit due within one year of March 31, 2007 totaled $65.5 million, or 36.1% of total deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         The following table presents our contractual obligations at March 31, 2007.


                                                                    Payments Due by Period
                                           ------------------------------------------------------------------------
                                                           Less than        One to       Three to        More than
                                              Total         One Year     Three Years     Five Years     Five Years
                                           ------------   ------------   ------------   ------------   ------------
                                                                        (In thousands)

Long-Term Debt Obligations (1) .........   $     33,587   $      4,001   $      8,224   $     11,405   $      9,957
Operating Lease Obligations ............         11,082            447            851            891          8,893
                                           ------------   ------------   ------------   ------------   ------------
    Total ..............................   $     44,669   $      4,448   $      9,075   $     12,296   $     18,850
                                           ============   ============   ============   ============   ============

------------------
(1) Consists of Federal Home Loan Bank advances.

         Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts, Federal Home Loan Bank advances and securities sold under agreements to repurchase. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, we offer promotional rates on certain deposit products to attract certain deposit products.

         The following table presents our primary investing and financing activities during the periods indicated.

                                                     Years Ended March 31,
                                                ------------------------------
                                                  2007       2006       2005
                                                --------   --------   --------
                                                        (In thousands)
Investing activities:
     Loan originations ......................   $ 74,604   $ 41,861   $ 45,288
     Loan participations purchased ..........     18,268      4,127      1,786
     Securities purchases ...................     17,827     17,321     26,927

Financing activities:
     Increase in deposits ...................   $ 12,631   $  6,053   $    201
        Increase in FHLB advances ...........     11,945      6,022      5,694
        Increase in securities sold
           under agreements to repurchase ...      1,852      3,081      3,456

         Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. See Item 1. Description of Business--"Regulation and Supervision--Federal Banking Regulation--Capital Requirements" and note 14 of the notes to the consolidated financial statements.

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

         Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at March 31, 2007 and their effect on our liquidity is presented at note 17 of the notes to the consolidated financial statements included in this annual report and under "--Risk Management--Liquidity Management."

         For the year ended March 31, 2007, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of April 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company's financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on April 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. Adoption of this Statement did not have a material impact on the Company's financial position, result of operations, or cash flows.

         The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the statement of financial position as of March 31, 2007:

                                         Before                       After
                                     Application of              Application of
                                      Statement 158  Adjustments  Statement 158
                                      -------------  -----------  -------------
                                                   (In Thousands)
Deferred income taxes                  $    1,124          8       $    1,132
Total assets                              284,150          8          284,158
Liability for pension benefits                169         21              190
Total liabilities                         226,871         21          226,892
Accumulated other comprehensive loss         (345)       (13)            (358)
Total stockholders' equity                 57,279        (13)          57,266

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning March 31, 2008, and early adoption may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flow.

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



               [LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY, P.C.]



The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiary as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /S/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                          SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
June 18, 2007

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             March 31, 2007 and 2006
                             -----------------------
                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

ASSETS                                                                      2007         2006
------                                                                   ---------    ---------
Cash and due from banks                                                  $   4,400    $   4,882
Interest-bearing demand deposits with other banks                               43          308
Federal funds sold                                                          13,610       30,700
Money market mutual funds                                                      587        2,766
                                                                         ---------    ---------
           Total cash and cash equivalents                                  18,640       38,656
Interest-bearing time deposits with other banks                              1,877        4,222
Investments in available-for-sale securities (at fair value)                49,469       52,297
Federal Home Loan Bank stock, at cost                                        1,979        1,417
Loans, net of the allowance for loan losses of $1,875 as of
   March 31, 2007 and $1,636 as of March 31, 2006                          198,447      148,113
Premises and equipment, net                                                  4,244        4,441
Accrued interest receivable                                                  1,323          978
Deferred income taxes, net                                                   1,132        1,152
Cash surrender value of life insurance                                       4,218        4,060
Identifiable intangible assets                                                 599          687
Goodwill                                                                     1,090        1,090
Other assets                                                                 1,140          686
                                                                         ---------    ---------
           Total assets                                                  $ 284,158    $ 257,799
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                   $  16,075    $  14,146
   Interest-bearing                                                        165,600      154,898
                                                                         ---------    ---------
           Total deposits                                                  181,675      169,044
Advanced payments by borrowers for taxes and insurance                         796          969
Federal Home Loan Bank advances                                             33,587       21,642
Securities sold under agreements to repurchase                               9,177        7,325
Due to broker                                                                   --          626
Other liabilities                                                            1,657        1,372
                                                                         ---------    ---------
           Total liabilities                                               226,892      200,978
                                                                         ---------    ---------
Stockholders' equity:
   Preferred stock, par value $.01 per share; 1,000,000 shares
     authorized; none issued                                                    --           --
   Common stock, par value $.01 per share; 19,000,000 shares
     authorized; 5,346,583 shares issued as of March 31, 2007 and 2006          53           53
   Paid-in capital                                                          42,742       42,339
   Retained earnings                                                        18,521       18,151
   Unearned ESOP shares, 317,063 shares as of March 31, 2007 and
     350,945 shares as of March 31, 2006                                    (2,666)      (2,903)
   Unearned shares, stock-based incentive plans, 95,786 shares
     as of March 31, 2007 and 34,500 as of March 31, 2006                   (1,026)        (211)
   Accumulated other comprehensive loss                                       (358)        (608)
                                                                         ---------    ---------
           Total stockholders' equity                                       57,266       56,821
                                                                         ---------    ---------
           Total liabilities and stockholders' equity                    $ 284,158    $ 257,799
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

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                   For the Years Ended March 31, 2007 and 2006
                   -------------------------------------------

                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                               2007      2006
                                                                              -------   -------
Interest and dividend income:
   Interest and fees on loans                                                 $11,483   $ 9,001
   Interest on debt securities:
     Taxable                                                                    2,223     1,757
     Tax-exempt                                                                   396       261
   Dividends on Federal Home Loan Bank stock                                       95        64
   Interest on federal funds sold, interest-bearing deposits and dividends
     on marketable equity securities                                              966       871
                                                                              -------   -------
           Total interest and dividend income                                  15,163    11,954
                                                                              -------   -------
Interest expense:
   Interest on deposits                                                         4,204     2,850
   Interest on advanced payments by borrowers for taxes and insurance              10        11
   Interest on Federal Home Loan Bank advances                                  1,204       801
   Interest on securities sold under agreements to repurchase                     376       175
                                                                              -------   -------
           Total interest expense                                               5,794     3,837
                                                                              -------   -------
           Net interest and dividend income                                     9,369     8,117
Provision for loan losses                                                         242       210
                                                                              -------   -------
           Net interest and dividend income after provision for loan losses     9,127     7,907
                                                                              -------   -------
Noninterest income:
   Service charges on deposit accounts                                            519       514
   Gain on securities, net                                                         32        33
   Increase in cash surrender value of life insurance policies                    154       150
   Other income                                                                   286       138
                                                                              -------   -------
           Total noninterest income                                               991       835
                                                                              -------   -------
Noninterest expense:
   Salaries and employee benefits                                               4,930     3,842
   Occupancy and equipment expense                                              1,670     1,113
   Advertising and promotion                                                      152       216
   Professional fees                                                              373       303
   Data processing expense                                                        345       301
   Stationery and supplies                                                         96        91
   Amortization of identifiable intangible assets                                  88        88
   Other expense                                                                  989       835
                                                                              -------   -------
           Total noninterest expense                                            8,643     6,789
                                                                              -------   -------
           Income before income taxes                                           1,475     1,953
Income taxes                                                                      505       644
                                                                              -------   -------
           Net income                                                         $   970   $ 1,309
                                                                              =======   =======

Earnings per share:
   Basic                                                                      $  0.20   $  0.27
                                                                              =======   =======
   Diluted                                                                    $  0.19   $  0.26
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

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                   For the Years Ended March 31, 2007 and 2006
                   -------------------------------------------
                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                              Unearned
                                                                                               Shares
                                                                                                Stock-     Accumulated
                                                                                Unearned        Based         Other
                                         Common      Paid-in      Retained        ESOP        Incentive   Comprehensive
                                         Stock       Capital      Earnings       Shares         Plans         Loss          Total
                                       ----------   ----------   -----------   -----------   -----------   -----------   ----------
Balance, March 31, 2005                $       23   $   12,547   $    17,125   $      (517)  $      (322)  $      (417)  $   28,439
ESOP shares released                           --           81            --            75            --            --          156
Tax benefit relating to
  stock-based incentive plan                   --           29            --            --            --            --           29
Compensation cost for
  stock-based incentive plan                   --           --            --            --           111            --          111
Dividends paid ($0.09 per share)               --           --          (283)           --            --            --         (283)
Reorganization and related
  stock offering (note 1):
   Merger of Enfield Federal, MHC             (14)          43            --            --            --            --           29
   Exchange of common stock
     (958,865 shares exchanged
     for 2,270,728 shares)                     13          (15)           --            --            --            --           (2)
   Proceeds from stock offering,
     net of related costs
     (3,075,855 shares issued)                 31       29,654            --            --            --            --       29,685
   Common stock acquired by ESOP
     (246,068 shares)                          --           --            --        (2,461)           --            --       (2,461)
Comprehensive income:
  Net income                                   --           --         1,309            --            --            --           --
  Net change in unrealized
     holding loss on
     available-for-sale
     securities, net of tax effect             --           --            --            --            --          (191)          --
               Comprehensive income            --           --            --            --            --            --        1,118
                                       ----------   ----------   -----------   -----------   -----------   -----------   ----------
Balance, March 31, 2006                        53       42,339        18,151        (2,903)         (211)         (608)      56,821
ESOP shares released                           --          162            --           237            --            --          399
Tax benefit relating to
  stock-based incentive plans                  --           45            --            --            --            --           45
Compensation cost for
  stock-based incentive plans                  --          203            --            --           197            --          400
Dividends paid ($0.12 per share)               --           --          (600)           --            --            --         (600)
Purchase of stock for
  equity incentive plan                        --           (7)           --            --        (1,012)           --       (1,019)
Comprehensive income:
  Net income                                   --           --           970            --            --            --           --
  Net change in unrealized
     holding loss on
     available-for-sale
     securities, net of tax effect             --           --            --            --            --           263           --
  Adjustment to initially
     apply FASB Statement No. 158              --           --            --            --            --           (13)          --
                 Comprehensive income          --           --            --            --            --            --        1,220
                                       ----------   ----------   -----------   -----------   -----------   -----------   ----------
Balance, March 31, 2007                $       53   $   42,742   $    18,521   $    (2,666)  $    (1,026)  $      (358)  $   57,266
                                       ==========   ==========   ===========   ===========   ===========   ===========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2007 and 2006
                   -------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                                         2007        2006
                                                                                       --------    --------
Cash flows from operating activities:
   Net income                                                                          $    970    $  1,309
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net accretion of fair value adjustments                                                (63)        (86)
     Amortization of securities, net                                                         23         136
     Gain on securities, net                                                                (32)        (33)
     Provision for loan losses                                                              242         210
     Change in deferred loan origination fees                                              (244)         37
     Gain on sale of loans, net                                                             (28)         --
     Depreciation and amortization                                                          474         327
     Disposal of property and equipment                                                       2          48
     Increase in accrued interest receivable                                               (345)        (82)
     Deferred income tax benefit                                                           (139)       (179)
     Increase in cash surrender value life insurance policies                              (154)       (150)
     Increase in prepaid expenses and other assets                                         (430)       (169)
     Amortization of identifiable intangible assets                                          88          88
     Increase in accrued expenses and other liabilities                                     264         386
     Compensation cost for stock-based incentive plan                                       400         111
     ESOP shares released                                                                   399         156
                                                                                       --------    --------

   Net cash provided by operating activities                                              1,427       2,109
                                                                                       --------    --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                           (18,453)    (16,973)
   Proceeds from sales of available-for-sale securities                                  14,874       4,601
   Proceeds from maturities of available-for-sale securities                              6,220       6,593
   Loan originations and principal collections, net                                     (35,892)    (11,692)
   Purchases of loans                                                                   (18,268)     (4,127)
   Loans sold                                                                             3,844          --
   Recoveries of loans previously charged off                                                 2           6
   Proceeds from maturities of interest-bearing time deposits with other banks            2,345       1,972
   Purchases of interest-bearing time deposits with other banks                              --        (292)
   Capital expenditures                                                                    (258)     (2,334)
   Purchases of Federal Home Loan Bank stock                                               (562)       (291)
   Investment in life insurance policies                                                     (4)         (5)
                                                                                       --------    --------

   Net cash used in investing activities                                                (46,152)    (22,542)
                                                                                       --------    --------

        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2007 and 2006
                   -------------------------------------------
                                 (In Thousands)
                                 --------------
                                   (continued)
                                   -----------

                                                                                         2007        2006
                                                                                       --------    --------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts                              6,074       3,909
   Net increase in time deposits                                                          6,630       2,240
   Net (decrease) increase in advanced payments by borrowers for taxes and insurance       (173)        325
   Proceeds from Federal Home Loan Bank long-term advances                               16,000       8,500
   Principal payments on Federal Home Loan Bank long-term advances                       (4,055)     (2,478)
   Net increase in securities sold under agreements to repurchase                         1,852       3,081
   Proceeds from stock offering, net of related costs                                        --      27,224
   Cash received from Enfield MHC due to reorganization                                      --          29
   Fractional share payout                                                                   --          (2)
   Purchase of stock for stock incentive plan                                            (1,019)         --
   Payments of cash dividends on common stock                                              (600)       (283)
                                                                                       --------    --------

   Net cash provided by financing activities                                             24,709      42,545
                                                                                       --------    --------

Net (decrease) increase in cash and cash equivalents                                    (20,016)     22,112
Cash and cash equivalents at beginning of year                                           38,656      16,544
                                                                                       --------    --------
Cash and cash equivalents at end of year                                               $ 18,640    $ 38,656
                                                                                       ========    ========

Supplemental disclosures:
   Interest paid                                                                       $  5,721    $  3,823
   Income taxes paid                                                                        533         943
   Due to broker                                                                             --         626
   Transfer from other assets to premises and equipment                                      --         422



        The accompanying notes are an integral part of these consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   -------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   For the Years Ended March 31, 2007 and 2006
                   -------------------------------------------

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

On November 21, 2006 the Company entered into a definitive merger agreement with First Valley Bancorp, Inc., Bristol, Connecticut, under which First Valley Bancorp will combine with the Company. First Valley Bancorp is the holding company for Valley Bank, Bristol, Connecticut. Under the terms of the transaction, shareholders of First Valley Bancorp will be entitled to receive
0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock.

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

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds. Cash and due from banks as of March 31, 2007 and 2006 includes $361,000 and $234,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

         EARNINGS PER SHARE ("EPS"):

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 109,000 and 2,000 anti-dilutive shares at March 31, 2007 and 2006, respectively. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

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

         STOCK-BASED COMPENSATION:

         At March 31, 2007, the Company has two stock-based incentive plans which are described more fully in Note 12. The Company accounts for the plans under SFAS No. 123(R) "Share-Based Payment." During the year ended March 31, 2007, $203,000 in stock-based employee compensation was recognized. Prior to April 1, 2006, the Company accounted for the plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost was recognized for its stock option plans.

         The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised 2004) to stock-based employee compensation for the year ended March 31:

                                                                              2006
                                                                            ---------
                                                               (Amounts in thousands, except earnings
                                                                            per share)

         Net income, as reported                                            $   1,309
         Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all stock options
           granted, net of related tax effects                                   (121)
                                                                            ---------
         Pro forma net income                                               $   1,188
                                                                            =========

         Earnings per share:
           Basic - as reported                                              $    0.27
           Basic - pro forma                                                $    0.24
           Diluted - as reported                                            $    0.26
           Diluted - pro forma                                              $    0.24

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS
         155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of April 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company's financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS No.
         156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on

         April 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. Adoption of this Statement did not have a material impact on the Company's financial position, result of operations, or cash flows.

         The following table illustrates the incremental effect of applying FASB Statement No. 158 on individual line items in the statement of financial position as of March 31, 2007:

                                                    Before                           After
                                                Application of                  Application of
                                                 Statement 158    Adjustments    Statement 158
                                                 -------------    -----------    -------------
                                                                (In Thousands)
         Deferred income taxes                    $    1,124            8       $    1,132
         Total assets                                284,150            8          284,158
         Liability for pension benefits                  169           21              190
         Total liabilities                           226,871           21          226,892
         Accumulated other comprehensive loss           (345)         (13)            (358)
         Total stockholders' equity                   57,279          (13)          57,266

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning March 31, 2008, and early adoption may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flow.

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

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of March 31:

                                                       Amortized        Gross       Gross
                                                          Cost       Unrealized   Unrealized      Fair
                                                          Basis         Gains       Losses       Value
                                                       ----------    ----------   ----------   ----------
                                                                         (In Thousands)
March 31, 2007:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                          $   23,774    $       36   $      235   $   23,575
   Debt securities issued by states of the United
     States and political subdivisions of the states        7,493             9           97        7,405
   Corporate debt securities                                  100             1           --          101
   Mortgage-backed securities                              12,030            46          135       11,941
   Marketable equity securities                             7,224            --          190        7,034
                                                       ----------    ----------   ----------   ----------
                                                           50,621            92          657       50,056
   Money market mutual funds included in
     cash and cash equivalents                               (587)           --           --         (587)
                                                       ----------    ----------   ----------   ----------
                                                       $   50,034    $       92   $      657   $   49,469
                                                       ==========    ==========   ==========   ==========


March 31, 2006:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                          $   25,666    $        5   $      546   $   25,125
   Debt securities issued by states of the United
     States and political subdivisions of the states        8,199            18          118        8,099
   Corporate debt securities                                  101             1           --          102
   Mortgage-backed securities                              12,689            40          199       12,530
   Marketable equity securities                             9,403            --          196        9,207
                                                       ----------    ----------   ----------   ----------
                                                           56,058            64        1,059       55,063
   Money market mutual funds included in
     cash and cash equivalents                             (2,766)           --           --       (2,766)
                                                       ----------    ----------   ----------   ----------
                                                       $   53,292    $       64   $    1,059   $   52,297
                                                       ==========    ==========   ==========   ==========

Mortgage-backed securities are insured or issued by Ginnie Mae, Freddie Mac and Fannie Mae or private issuers, substantially all of which are backed by fixed-rate mortgages.

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2007:

                                                                       Fair
                                                                       Value
                                                                  (In Thousands)
Due within one year                                                 $       98
Due after one year through five years                                    3,534
Due after five years through ten years                                  13,652
Due after ten years                                                     13,797
Mortgage-backed securities                                              11,941
                                                                    ----------
                                                                    $   43,022
                                                                    ==========

Proceeds from sales of available-for-sale securities for the year ended March 31, 2007 were $14.9 million. Gross realized gains on those sales amounted to $49,000 and $22,000 of gross realized losses were recognized. Proceeds from sales of available-for-sale securities for the year ended March 31, 2006 were $4.6 million. Gross realized gains on those sales amounted to $33,000 and no gross realized losses were recognized. The tax expense applicable to these net realized gains in the years ended March 31, 2007 and 2006 amounted to $11,000 and $13,000, respectively.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of March 31, 2007:

                                                            Amortized
                                                               Cost       Fair
                                                              Basis       Value
                                                             --------   --------
                                                                (In Thousands)
                  Issuer
-------------------------------------------------
Asset Management Fund - Ultra Short Mortgage Fund            $  5,295   $  5,138
Asset Management Fund - Ultra Short Fund                        1,342      1,309
                                                             --------   --------

Total Asset Management Funds                                 $  6,637   $  6,447
                                                             ========   ========

As of March 31, 2007 and 2006, securities with carrying amounts of $12.1 million and $9.5 million, respectively, were pledged to secure securities sold under agreements to repurchase.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of March 31, 2007:


                                                  Less than 12 Months       12 Months or Longer            Total
                                               -----------------------   -----------------------   -----------------------
                                                 Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                                                 Value        Losses       Value        Losses       Value        Losses
                                               ----------   ----------   ----------   ----------   ----------   ----------
                                                                              (In Thousands)
Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                $    3,072   $       11   $   16,349   $      224   $   19,421   $      235
Debt securities issued by states of the
   United States and political subdivisions
   of the states                                    1,873           34        3,806           63        5,679           97
Mortgage-backed securities                            839            3        7,063          132        7,902          135
Marketable equity securities                           --           --        6,447          190        6,447          190
                                               ----------   ----------   ----------   ----------   ----------   ----------
       Total temporarily impaired securities   $    5,784   $       48   $   33,665   $      609   $   39,449   $      657
                                               ==========   ==========   ==========   ==========   ==========   ==========

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2007 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer.


At March 31, 2007, the Company's unrealized losses in equity securities are not considered impaired on an other-than-temporary basis. The Company's investment in marketable equity securities has no contractual maturity. Therefore, the intent to hold these securities by itself does not guarantee that the decline in market value will be temporary. Consequently, to determine whether such securities are other-than-temporarily impaired, the Company considers the severity of the unrealized losses, whether it has the ability and intent to hold these investments until there is a market price recovery in the securities, and whether evidence indicating the cost of these investments is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. Thus market price recoveries must reasonably be expected to occur within an acceptable forecast period. Otherwise, a lack of objective evidence to support recovery of these securities' cost over a reasonable period of time could result in an other-than-temporary impairment charge.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of March 31:

                                                        2007             2006
                                                     ---------        ---------
                                                           (In Thousands)
Mortgage loans:
   Residential loans:
     One-to four-family                              $ 123,039        $  94,754
     Multi-family                                        5,778            5,850
   Commercial real estate                               50,126           37,453
   Construction loans                                    7,678            7,208
                                                     ---------        ---------
           Total mortgage loans                        186,621          145,265
Consumer loans 2,776                                     1,023
Commercial loans                                        11,058            3,838
                                                     ---------        ---------
                                                       200,455          150,126
Deferred loan origination fees, net                       (133)            (377)
Allowance for loan losses                               (1,875)          (1,636)
                                                     ---------        ---------
           Loans, net                                $ 198,447        $ 148,113
                                                     =========        =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Association during the year ended March 31, 2007. Total loans to such persons and their companies amounted to $2.9 million as of March 31, 2007. During the year ended March 31, 2007, principal payments totaled $486,000 and principal advances amounted to $574,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                            2007          2006
                                                           -------      -------
                                                              (In Thousands)
Balance at beginning of period                             $ 1,636      $ 1,437
Provision for loan losses                                      242          210
Recoveries of loans previously charged off                       2            6
Loans charged off                                               (5)         (17)
                                                           -------      -------
Balance at end of period                                   $ 1,875      $ 1,636
                                                           =======      =======

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

                                                            2007          2006
                                                           -------      -------
                                                              (In Thousands)
Total nonaccrual loans                                     $   824      $   600
                                                           =======      =======

Accruing loans which are 90 days or more overdue           $    --      $    --
                                                           =======      =======

Information about loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 was as follows as of March 31:

                                                                              2007                         2006
                                                                  ---------------------------   ---------------------------
                                                                  Recorded       Related        Recorded       Related
                                                                  Investment     Allowance      Investment     Allowance
                                                                  In Impaired    For Credit     In Impaired    For Credit
                                                                  Loans          Losses         Loans          Losses
                                                                  ------------   ------------   ------------   ------------
                                                                                      (In Thousands)
Loans for which there is a related allowance for credit losses    $         --   $         --   $         --   $         --

Loans for which there is no related allowance for credit losses             --             --             --             --
                                                                  ------------   ------------   ------------   ------------

           Totals                                                 $         --   $         --   $         --   $         --
                                                                  ============   ============   ============   ============

Average recorded investment in impaired loans during the
   year ended March 31                                            $         --                  $        161
                                                                  ============                  ============

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

           Total recognized                                       $         --                  $         --
                                                                  ============                  ============
           Amount recognized using a cash-basis method
              of accounting                                       $         --                  $         --
                                                                  ============                  ============

NOTE 5 - PREMISES AND EQUIPMENT, NET
------------------------------------

The following is a summary of premises and equipment as of March 31:

                                              2007       2006
                                            -------    -------
                                              (In Thousands)
Land                                        $   364    $   364
Buildings and building improvements           2,045      1,917
Furniture, fixtures and equipment             2,013      2,064
Leasehold improvements                        1,226      1,392
                                            -------    -------
                                              5,648      5,737
Accumulated depreciation and amortization    (1,404)    (1,296)
                                            -------    -------
                                            $ 4,244    $ 4,441
                                            =======    =======

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2007 and 2006 were as follows:

                                                 Core Deposit
                                    Goodwill      Intangibles
                                  ------------   ------------
                                         (In Thousands)
Balance, March 31, 2005                  1,090            775
Amortization expense                        --            (88)
                                  ------------   ------------

Balance, March 31, 2006                  1,090            687
Amortization expense                        --            (88)
                                  ------------   ------------

Balance, March 31, 2007           $      1,090   $        599
                                  ============   ============

Estimated annual amortization expense of identifiable intangible assets is as follows:
                                                              (In Thousands)
Years Ended March 31,
         2008                                                        88
         2009                                                        88
         2010                                                        88
         2011                                                        88
         2012                                                        88
         Thereafter                                                 159
                                                                   ----
                  Total                                            $599
                                                                   ====

A summary of acquired identifiable intangible assets is as follows as of March 31, 2007:


                              Gross Carrying    Accumulated      Net Carrying
                                  Amount        Amortization        Amount
                              --------------    ------------     ------------
                                              (In Thousands)
Core deposit intangibles           $886            $(287)            $599

There was no impairment recorded in fiscal years 2007 and 2006 based on valuations at March 31, 2007 and 2006.

NOTE 7 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $21.1 million and $16.5 million as of March 31, 2007 and 2006, respectively. With the exception of self-directed retirement accounts which are insured up to $250,000, deposits in excess of $100,000 are not federally insured.

For time deposits as of March 31, 2007, the scheduled maturities for each of the following five years ended March 31, are:

                                                  (In Thousands)
              2008                                    $65,296
              2009                                     14,911
              2010                                      5,435
              2011                                      4,136
              2012                                        333
                                                      -------
                Total                                 $90,111
                                                      =======

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the "FHLB").

Maturities of advances from the FHLB for the years ending after March 31, 2007 are summarized as follows:

                                                    (In Thousands)
         2008                                            4,001
         2009                                            3,569
         2010                                            4,655
         2011                                            8,642
         2012                                            2,763
         Thereafter                                      9,957
                                                       -------
                                                       $33,587
                                                       =======

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2007, the interest rates on FHLB advances ranged from 3.11% to 5.21%. At March 31, 2007, the weighted average interest rate on FHLB advances was 4.50%.

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

The securities sold under agreements to repurchase as of March 31, 2007 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings. The securities consisted of collateralized mortgage obligations. The securities were held in the Company's safekeeping account under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 10 - INCOME TAXES
----------------------

The  components  of income tax  expense are as follows for the years ended March
31:


                                                           2007            2006
                                                          -----           -----
                                                              (In Thousands)
Current:
   Federal                                                $ 511           $ 702
   State                                                    133             121
                                                          -----           -----
                                                            644             823
                                                          -----           -----
Deferred:
   Federal                                                 (113)           (146)
   State                                                    (26)            (33)
                                                          -----           -----
                                                           (139)           (179)
                                                          -----           -----
     Total income tax expense                             $ 505           $ 644
                                                          =====           =====

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:


                                                                              2007        2006
                                                                            -------     -------
Federal income tax at statutory rate                                           34.0%       34.0%
Increase (decrease) in tax resulting from:
   Nontaxable interest income                                                  (8.0)       (4.6)
   Nontaxable life insurance income                                            (5.5)       (2.6)
   Excess book basis of Employee Stock Ownership Plan                           5.9         2.5
   Other adjustments                                                            3.1         0.7
State tax, net of federal tax benefit                                           4.8         3.0
                                                                            -------     -------
     Effective tax rates                                                       34.3%       33.0%
                                                                            =======     =======


The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                              2007        2006
                                                                            -------     -------
                                                                              (In Thousands)

Deferred tax assets:
   Excess of allowance for loan losses over tax bad debt reserve            $   730     $   637
   Deferred loan origination fees                                                52         147
   Net unrealized holding loss on available-for-sale securities                 220         387
   Deferred compensation                                                        434         268
   FASB Statement No. 158 adjustment                                              8          --
   Other                                                                         43          14
                                                                            -------     -------
           Gross deferred tax assets                                          1,487       1,453
                                                                            -------     -------

Deferred tax liabilities:
   Premises and equipment, principally due to differences in depreciation       (92)        (28)
   Net mark-to-market adjustments                                              (258)       (268)
Other                                                                            (5)         (5)
                                                                            -------     -------
           Gross deferred tax liabilities                                      (355)       (301)
                                                                            -------     -------
Net deferred tax asset                                                      $ 1,132     $ 1,152
                                                                            =======     =======

Based on the Company's historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2007.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company's pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2007.

NOTE 11 - BENEFIT PLANS
-----------------------

The Association has a non-contributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Association contributed $383,000 and $390,000 to the plan during the years ended March 31, 2007 and 2006, respectively. The Association's plan is part of a multi-employer plan for which detail as to the Association's relative position is not readily determinable. Effective January 1, 2006, the Association excluded from membership in the plan those employees hired on or after January 1, 2006. Effective February 1, 2007, the Association ceased benefit accruals under the plan.

The Association established the Enfield Federal Savings and Loan Association Director Fee Continuation Plan (the "Plan") to provide the directors serving on the board as of the date of the plan's implementation with a retirement income supplement. The plan has six directors. Participant-directors are entitled to an annual benefit, as of their Retirement Date, equal to $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director prior to June 1, 1995, with a maximum benefit of $6,000 per year payable in ten annual installments.

The following table sets forth information about the Plan as of March 31, 2007:

Change in projected benefit obligation:                           (In Thousands)
  Benefit obligation at beginning of year                           $     159
  Service cost                                                             14
  Interest cost                                                            11
  Benefits paid                                                           (18)
  Prior service cost                                                       14
  Actuarial loss                                                           10
                                                                    ---------
           Benefit obligation at end of year                              190
  Plan assets                                                              --
                                                                    ---------
  Funded status/accrued pension cost included in other liabilities  $    (190)
                                                                    =========

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of the following as of March 31, 2007:

                                                              (In thousands)
Unrecognized net loss                                              $10
Unrecognized prior service cost                                     11
                                                                   ---
                                                                   $21
                                                                   ===


The accumulated benefit obligation for the Plan was $190,000 at March 31, 2007.

Components of net periodic cost:                                  (In Thousands)
     Service cost                                                      $ 14
     Interest cost                                                       11
     Unrecognized prior service cost recognized                           3
                                                                       ----
              Net periodic pension cost                                  28
                                                                       ----

Other changes in benefit obligations recognized in other
  comprehensive  loss:
     Unrecognized net loss                                               10
     Prior service cost                                                  11
                                                                       ----
              Total recognized in other comprehensive loss               21
                                                                       ----
              Total recognized in net periodic pension cost and
                 other comprehensive loss                              $ 49
                                                                       ====

The estimated unrecognized loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended March 31, 2008 is $6,000.

The discount rate used in determining the projected benefit obligation and net periodic benefit cost was 6.0% for the year ended March 31, 2007.

Estimated future benefit payments are as follows for the years ended March 31:

                                       (In Thousands)
         2008                              $  18
         2009                                 18
         2010                                 24
         2011                                 24
         2012                                 24
         2013-2017                           102

The Association sponsors a 401(k) Plan whereby the Association matches 50% of the first 6% of employee contributions. During the years ended March 31, 2007 and 2006, the Association contributed $61,000 and $52,000, respectively under this plan.

The Association has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Association. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 240 months. Following the initial 240 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Association has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policies amounted to $154,000 and $150,000 for the years ended March 31, 2007 and 2006, respectively. A periodic amount is being expensed and accrued to a liability reserve account during the President's active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Association for the years ended March 31, 2007 and 2006 was $245,000 and $109,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2007 and 2006 in the amounts of $764,000 and $519,000, respectively.

The Association formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust's assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets. As of March 31, 2007 and 2006, total assets in the Rabbi Trust were $4.0 million and $3.9 million, respectively.

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

NOTE 12 - STOCK COMPENSATION PLANS
----------------------------------

In 2003, the Company adopted the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan (the "2003 Plan") which includes grants of options to purchase Company stock and awards of Company stock. The number of shares of common stock reserved for grants and awards under the 2003 Plan is 473,660, consisting of 338,327 shares for stock options and 135,333 shares for stock awards. All employees and outside directors of the Company are eligible to participate in the 2003 Plan.

In 2006, the Company adopted the New England Bancshares, Inc. 2006 Equity Incentive Plan (the "2006 Plan") which includes grants of options to purchase Company stock and awards of Company stock. The number of shares of common stock reserved for grants and awards under the 2006 Plan is 274,878, consisting of 196,342 shares for stock options and 78,536 shares for stock awards.

The 2003 and 2006 Plans define the stock option exercise price as the fair market value of the Company stock at the date of the grant. The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant. The stock options vest in installments over five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2007 and 2006.

                                                       2007              2006
                                                       ----              ----
Dividend yield                                         0.93%             1.11%
Expected life                                       10 years          10 years
Expected volatility                                    14.0%             34.0%
Risk-free interest rate                                4.80%             4.54%

A summary of the status of the Plans as of March 31, 2007 and 2006 and changes during the years then ended is presented below:

                                                      2007                         2006
                                         -----------------------------  -----------------------------
                                                       Weighted-Average               Weighted-Average
                                            Shares      Exercise Price     Shares      Exercise Price
                                         ------------   --------------  ------------   --------------
Outstanding at beginning of year              252,004    $       6.68        254,740    $       6.67
Granted                                       108,563           12.84          2,000           10.81
Forfeited                                      (3,789)           7.73         (4,736)           7.81
                                         ------------                   ------------
Outstanding at end of year                    356,778    $       8.55        252,004    $       6.68
                                         ============                   ============

Options exercisable at year-end               186,195                        135,794
Weighted-average fair value of options
   granted during the year               $       4.14                   $       4.93

The following table summarizes information about stock options outstanding as of March 31, 2007:

                 Options Outstanding                              Options Exercisable
--------------------------------------------------------     --------------------------------
    Number        Weighted-Average                              Number
 Outstanding         Remaining          Weighted-Average      Exercisable     Weighted-Average
as of 3/31/07     Contractual Life       Exercise Price      as of 3/31/07     Exercise Price
-------------     ----------------      ----------------     -------------     --------------
   213,537            5.9 years               $6.40              171,587            $6.40
    32,678            7.1 years                8.17               14,208             8.17
     2,000            8.9 years               10.81                  400            10.81
   108,563            9.4 years               12.84                  ---              ---
   -------                                                       -------
   356,778            7.1 years                8.55              186,195             6.54
   =======                                                       =======

Under the 2003 and 2006 Plans, common stock of the Company may be granted at no cost to employees and outside directors of the Company. Plan participants are entitled to cash dividends and to vote such shares. Such shares vest in five equal annual installments. Upon issuance of shares of restricted stock under the Plans, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year vesting period. In February 2003, 86,251 shares were awarded under the 2003 Plan and in September 2006, 53,189 shares were awarded under the 2006 Plan. The awards vest in installments over five years. The compensation cost that has been charged against income for the granting of stock awards under the plan was $197,000 and $111,000 for the years ended March 31, 2007 and 2006, respectively.

Upon a change in control as defined in the 2003 and 2006 Plans, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and further restrictions lapse.

As of March 31, 2007, there was $640,000 of unrecognized compensation cost related to unvested stock options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 13 - EMPLOYEE STOCK OWNERSHIP PLAN
---------------------------------------

On June 4, 2002, the date the mutual holding company reorganization was consummated, the Association implemented the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 2002. On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company (174,768 as adjusted for the 2.3683 share exchange). To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing is currently at an interest rate of 4.75% and is to be repaid in equal annual installments through December 31, 2011. In fiscal 2006, the ESOP purchased 246,068 shares of common stock in the second-step conversion with a $2.5 million loan from the Company, which has a 15 year term at an interest rate of 7.25%. Dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Association to the ESOP are discretionary; however, the Association intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation compared to all other participants. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet. ESOP expense for the years ended March 31, 2007 and 2006 was $421,000 and $210,000, respectively.

The ESOP shares as of March 31 were as follows:

                                                        2007             2006
                                                     ----------       ----------
Allocated shares                                         95,038           66,701
Unreleased shares                                       317,063          350,945
                                                     ----------       ----------
Total ESOP shares                                       412,101          417,646
                                                     ==========       ==========

Fair value of unreleased shares                      $4,277,180       $3,762,130
                                                     ==========       ==========

NOTE 14 - REGULATORY MATTERS
----------------------------

The Company, as a savings and loan holding company, is not subject to capital requirements. The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2007 and 2006, that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 2007, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Core and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                                 For Capital       Prompt Corrective
                                                              Actual          Adequacy Purposes    Action Provisions
                                                        -----------------    ------------------    -----------------
                                                        Amount      Ratio      Amount     Ratio    Amount       Ratio
                                                        ------      -----      ------     -----    ------       -----
                                                                        (Dollar Amounts in Thousands)
As of March 31, 2007:

   Total Capital (to Risk Weighted Assets)              $43,350     25.26%     $13,730    > 8.0%   $17,162    > 10.0%
                                                                                          -                   -

   Tangible Capital (to Tangible Assets)                 41,476     14.66        4,243    > 1.5        N/A       N/A
                                                                                          -

   Core Capital (to Adjusted Tangible Assets)            41,476     14.66       11,315    > 4.0     14,143     > 5.0
                                                                                          -                    -

   Tier 1 Capital (to Risk Weighted Assets)              41,476     24.17          N/A    N/A       10,297     > 6.0
                                                                                                               -

As of March 31, 2006:

   Total Capital (to Risk Weighted Assets)              $42,179     28.75%     $11,738    > 8.0%   $14,673    > 10.0%
                                                                                          -                   -

   Tangible Capital (to Tangible Assets)                 40,543     15.77        3,855    > 1.5        N/A       N/A
                                                                                          -

   Core Capital (to Adjusted Tangible Assets)            40,543     15.77       10,281    > 4.0     12,851     > 5.0
                                                                                          -                    -

   Tier 1 Capital (to Risk Weighted Assets)              40,543     27.63       N/A       N/A        8,804     > 6.0
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

NOTE 15 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income are as follows:

                                                                 Income         Shares       Per-Share
                                                              (Numerator)    (Denominator)     Amount
                                                              -----------    -------------     ------
                                                             (In Thousands)
Year ended March 31, 2007
   Basic EPS
     Net income and income available to common stockholders   $        970      4,945,603   $       0.20
     Effect of dilutive securities options                              --        179,964
                                                              ------------   ------------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                    $        970      5,125,567   $       0.19
                                                              ============   ============

Year ended March 31, 2006
   Basic EPS
     Net income and income available to common stockholders   $      1,309      4,933,037   $       0.27
     Effect of dilutive securities options                              --        113,180
                                                              ------------   ------------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                    $      1,309      5,046,217   $       0.26
                                                              ============   ============

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2008 and 2031. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2007:

         Year Ended March 31                                (In Thousands)
         -------------------
                2008                                            $  447
                2009                                               426
                2010                                               425
                2011                                               433
                2012                                               458
                Thereafter                                       8,893
                                                               -------
                  Total minimum lease payments                 $11,082
                                                               =======

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $540,000 and $252,000 for the years ended March 31, 2007 and 2006, respectively.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)
-------------------------------------------

Other comprehensive income (loss) for the years ended March 31, 2007 and 2006 are as follows:


                                                                            March 31, 2007
                                                                 --------------------------------------
                                                                 Before Tax      Tax         Net of Tax
                                                                   Amount       Effects        Amount
                                                                 ----------    ----------    ----------
                                                                         (Dollars in Thousands)
Net unrealized holding gains on available-for-sale securities    $      462    $     (180)   $      282
Reclassification adjustment for realized gains in net income            (32)           13           (19)
                                                                 ----------    ----------    ----------
Unrealized gains on available-for-sale securities                       430          (167)          263
Adjustment to initially apply SFAS No. 158                              (21)            8           (13)
                                                                 ----------    ----------    ----------

Total                                                            $      409    $     (159)   $      250
                                                                 ==========    ==========    ==========

                                                                            March 31, 2006
                                                                 --------------------------------------
                                                                 Before Tax      Tax         Net of Tax
                                                                   Amount       Effects        Amount
                                                                 ----------    ----------    ----------
                                                                         (Dollars in Thousands)
Net unrealized holding losses on available-for-sale securities   $     (279)   $      108    $     (171)
Reclassification adjustment for realized gains in net income            (33)           13           (20)
                                                                 ----------    ----------    ----------

Total                                                            $     (312)   $      121    $     (191)
                                                                 ==========    ==========    ==========

NOTE 18 - FINANCIAL INSTRUMENTS
-------------------------------

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2007 and 2006, the maximum potential amount of the Company's obligation was $10,000 for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The following are carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31:

                                                                        2007                          2006
                                                            ---------------------------   ---------------------------
                                                              Carrying      Estimated       Carrying      Estimated
                                                               Amount       Fair Value       Amount       Fair Value
                                                            ------------   ------------   ------------   ------------
                                                                                   (In Thousands)
Financial assets:
   Cash and cash equivalents                                $     18,640   $     18,640   $     38,656   $     38,656
   Interest-bearing time deposits with other banks                 1,877          1,903          4,222          4,266
   Available-for-sale securities                                  49,469         49,469         52,297         52,297
   Federal Home Loan Bank stock                                    1,979          1,979          1,417          1,417
   Loans, net                                                    198,447        197,812        148,113        144,053
   Accrued interest receivable                                     1,323          1,323            978            978

Financial liabilities:
   Deposits                                                      181,675        182,330        169,044        169,318
   Advanced payments by borrowers for taxes and insurance            796            796            969            969
   FHLB advances                                                  33,587         33,432         21,642         20,866
   Securities sold under agreements to repurchase                  9,177          9,182          7,325          7,332
   Due to broker                                                      --             --            626            626


The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                          2007            2006
                                                         -------         -------
                                                             (In Thousands)
Commitments to originate loans                           $ 2,947         $ 3,772
Standby letters of credit                                     10              10
Unadvanced portions of loans:
   Construction                                            6,281           5,462
   Home equity                                             1,726           1,789
   Commercial lines of credit                              4,300           3,251
                                                         -------         -------
                                                         $15,264         $14,284
                                                         =======         =======

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 19 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Company's business activity is with customers located within Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 20 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 21 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                                 Balance Sheets
                                 --------------
                                 (In Thousands)

                                                                                            March 31,
                                                                                        -----------------
ASSETS                                                                                    2007      2006
------                                                                                  -------   -------
Cash on deposit with Enfield Federal Savings and Loan Association                       $11,376   $12,025
Investment in subsidiary, Enfield Federal Savings and Loan Association                   42,852    41,711
Loan to ESOP                                                                              2,770     2,934
Accrued interest receivable                                                                  48        95
Other assets                                                                                359        32
Due from subsidiary                                                                         139        57
                                                                                        -------   -------
           Total assets                                                                 $57,544   $56,854
                                                                                        =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                                                       $   259   $    14
Deferred tax liability                                                                       19        19
Stockholders' equity                                                                     57,266    56,821
                                                                                        -------   -------
           Total liabilities and stockholders' equity                                   $57,544   $56,854
                                                                                        =======   =======


                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                              Statements of Income
                              --------------------
                                 (In Thousands)


                                                                                       For the Years Ended
                                                                                            March 31,
                                                                                        -----------------
                                                                                          2007      2006
                                                                                        -------   -------
Interest income                                                                         $   762   $   114
Other expense                                                                               235        97
                                                                                        -------   -------
Income before income tax expense and equity in undistributed net income of subsidiary       527        17
Income tax expense                                                                          211         9
                                                                                        -------   -------
Income before equity in undistributed net income of subsidiary                              316         8
Equity in undistributed net income of subsidiary                                            654     1,301
                                                                                        -------   -------
Net income                                                                              $   970   $ 1,309
                                                                                        =======   =======

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                            Statements of Cash Flows
                            ------------------------
                                 (In Thousands)

                                                                                    For the Years Ended
                                                                                         March 31,
                                                                                     2007        2006
                                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                                      $    970    $  1,309
   Adjustments to reconcile net income to net cash used in operating activities:
     Decrease (increase) in accrued interest receivable                                  47         (89)
     Decrease in due from subsidiary                                                    525          --
     Increase in other assets                                                          (327)        (32)
     Increase (decrease) in other liabilities                                           245         (15)
     Deferred tax expense                                                                --          19
     Undistributed net income of subsidiary                                            (654)     (1,301)
                                                                                   --------    --------

   Net cash provided by (used in) operating activities                                  806        (109)
                                                                                   --------    --------

Cash flows from investing activities:
     Cash contributed to subsidiary bank                                                 --     (15,874)
     Loans to ESOP                                                                       --      (2,461)
     Principal payments received on loans to ESOP                                       164          68
                                                                                   --------    --------

   Net cash provided by (used in) investing activities                                  164     (18,267)
                                                                                   --------    --------

Cash flows from financing activities:
     Proceeds from stock offering, net of related costs                                  --      29,685
     Merger of Enfield MHC                                                               --          29
     Fractional share payout                                                             --          (2)
     Purchase of stock for equity incentive plan                                     (1,019)         --
     Payment of cash dividends on common stock                                         (600)       (283)
                                                                                   --------    --------

     Net cash (used in) provided by financing activities                             (1,619)     29,429
                                                                                   --------    --------

Net (decrease) increase in cash and cash equivalents                                   (649)     11,024
Cash and cash equivalents at beginning of year                                       12,025       1,001
                                                                                   --------    --------
Cash and cash equivalents at end of year                                           $ 11,376    $ 12,025
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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

         The information relating to the directors of the Company is incorporated herein by reference to the sections captioned "Corporate Governance--Committees of the Board of Directors" and "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

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


Name                  Age(1)                        Position(s)
----------------      ------    ------------------------------------------------
David J. O'Connor       60      President, Chief Executive Officer and Director
                                   of New England Bancshares and Enfield Federal
John F. Parda           58      Senior Vice President and Chief Loan Officer of
                                  Enfield Federal Senior Vice President and
                                  Chief Financial Officer of New England
Scott D. Nogles         37      Bancshares and Enfield Federal

--------------------------------------

(1) As of March 31, 2007.

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

         Scott D. Nogles. Mr. Nogles joined New England Bancshares and Enfield Federal in 2004 as Senior Vice President and Chief Financial Officer. Before joining Enfield Federal, he was Vice President and Chief Financial Officer of Luzerne National Bank in Luzerne, Pennsylvania from 2003 to 2004. For the three years prior to 2003, Mr. Nogles worked in senior accounting positions for Asian Bank, Silicon Power Corporation and ThinAir Apps, a software development company. Mr. Nogles has an MBA from the University of Connecticut.

Compliance with Section 16(a) of the Exchange Act

         Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

Disclosure of Code of Ethics and Business Conduct

         For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance--Code of Ethics and Business Conduct" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference. A copy of the code of ethics and business conduct is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 855 Enfield Street, Enfield, Connecticut 06082.

Corporate Governance

         For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance - Committees of the Board of Directors - Audit Committee" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to the sections captioned "Corporate Governance - Directors' Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

         (c)      Changes in Control

                  Management of New England Bancshares knows of no arrangements, including any pledge by any person of securities of New England Bancshares, the operation of which may at a subsequent date result in a change in control of the registrant.


         (d)      Equity Compensation Plan Information

         The following table provides information as of March 31, 2007 for compensation plans under which equity securities may be issued.

--------------------------------------------------------------------------------------------------
   Plan category        Number of Securities to      Weighted-average      Number of securities
                        be issued upon exercise      exercise price of    remaining available for
                        of outstanding options,    outstanding options,    future issuance under
                          warrants and rights       warrants and rights     equity compensation
                                                                              plans (excluding
                                                                          securities reflected in
                                                                                column (a))

                                  (a)                       (b)                      (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                 356,778                   $8.55                   177,891
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                     ---                     ---                       ---
--------------------------------------------------------------------------------------------------
Total                            356,778                   $8.55                   177,891
--------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

         For information regarding certain relationships and related transactions, the section captioned "Transactions with Related Persons" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

         For information regarding director independence, the section captioned "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13. EXHIBITS

         2.1 Agreement and Plan of Merger, dated November 21, 2006, by and among, New England Bancshares, Inc., New England Bancshares Acquisition, Inc. and First Valley Bancorp, Inc. (1)
         3.1      Articles of Incorporation of New England Bancshares, Inc. (2)
         3.2      Bylaws of New England Bancshares, Inc. (2)
         4.0      Specimen stock certificate of New England Bancshares, Inc. (2)
         10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust(3)
         10.2 Employment Agreement by and between Enfield Federal Savings and Loan Association and David J. O'Connor (4)
         10.3 Employment Agreement by and between New England Bancshares, Inc. and David J. O'Connor (4)
         10.4 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan(3)
         10.5 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (3)
         10.6 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (5)
         10.7 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan(3)
         10.8 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (3)
         10.9     Split Dollar Arrangement with David J. O'Connor (3)
         10.10 New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated
         10.11 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and John F. Parda, as amended and restated (6)
         10.12 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Scott D. Nogles, as amended and restated (6)
         10.13    Lease agreement with Troiano Professional Center, LLC (6)
         23.1     Consent of Shatswell, MacLeod & Company, P.C.
         31.1     Rule 13a-14(a)  /15d-14(a)  Certification  of Chief  Executive
                  Officer
         31.2     Rule 13a-14(a)  /15d-14(a)  Certification  of Chief  Financial
                  Officer
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Chief Financial Officer

         --------------------
         (1) Incorporated by reference into this document from the exhibits to the Current Report on Form 8-K filed on November 28, 2006.
         (2) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.
         (3) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.
         (4) Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005.
         (5) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 2006.
         (6) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-KSB for the year ended March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information relating to the Company's principal accountant fees and services is incorporated herein by reference to the section captioned "Proposal 2--Ratification of Independent Auditors" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           New England Bancshares, Inc.


Date:  June 25, 2007                       By: /s/ David J. O'Connor
                                              ----------------------------------
                                              David J. O'Connor
                                              President, Chief Executive Officer
                                              and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ David J. O'Connor                      /s/ Scott D. Nogles
-----------------------------------        ------------------------------------
David J. O'Connor, President, Chief          Scott D. Nogles, Senior Vice
  Executive  Officer and Director              President and Chief Financial
  (principal executive officer)                Officer (principal financial
                                               and accounting officer)

Date:  June 25, 2007                       Date:  June 25, 2007



/s/ Peter T. Dow                           /s/ Lucien P. Bolduc
-----------------------------------        ------------------------------------
Peter T. Dow, Chairman of the Board        Lucien P. Bolduc, Director

Date:  June 25, 2007                       Date:  June 25, 2007



/s/ William C. Leary                       /s/ Myron J. Marek
-----------------------------------        ------------------------------------
William C. Leary, Director                 Myron J. Marek, Director

Date:  June 25, 2007                       Date:  June 25, 2007



/s/ Dorothy K. McCarty                     /s/ Richard K. Stevens
-----------------------------------        ------------------------------------
Dorothy K. McCarty, Director               Richard K. Stevens, Director

Date:  June 25, 2007                       Date:  June 25, 2007



/s/ Richard M. Tatoian, Esq.
-----------------------------------
Richard M. Tatoian, Esq., Director

Date:  June 25, 2007