Form 10QSB
period 2007-06-30
New England Bancshares, Inc.
filed 2007-08-14
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       or

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

         The Issuer had 6,421,151 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2007.


         Transitional Small Business Disclosure Format (Check one):
Yes [_] No [X]

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2007 (Unaudited)
         and March 31, 2007..................................................  1

         Condensed Consolidated Statements of Income for the
         Three Months Ended June 30, 2007 and 2006 (Unaudited)...............  2

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 2007 and 2006 (Unaudited)...............  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  4

Item 2.  Management's Discussion and Analysis or Plan of Operation...........  7

Item 3. Controls and Procedures.............................................. 13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 14
Item 3.  Defaults Upon Senior Securities..................................... 14
Item 4.  Submission of Matters to a Vote of Security Holders................. 14
Item 5.  Other Information................................................... 14
Item 6.  Exhibits ........................................................... 14

SIGNATURES        ........................................................... 15


                                      Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                               NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                                  Condensed Consolidated Balance Sheets
                                          (Dollars in thousands)
                                                                               June 30,        March 31,
                                                                                 2007            2007
                                                                             ------------    ------------
 ASSETS                                                                       (Unaudited)
 ------
Cash and due from banks ..................................................   $      4,059    $      4,400
Interest-bearing demand deposits with other banks ........................             81              43
Federal funds sold .......................................................         25,865          13,610
Money market mutual funds ................................................            150             587
                                                                             ------------    ------------
      Total cash and cash equivalents ....................................         30,155          18,640
Interest-bearing time deposits with other banks ..........................          1,581           1,877
Investments in available-for-sale securities, at fair value ..............         45,724          49,469
Federal Home Loan Bank stock, at cost ....................................          2,077           1,979
Loans, net of allowance for loan losses of $1,935 as of June 30, 2007
             and $1,875 as of March 31, 2007 .............................        199,224         198,447
Premises and equipment, net ..............................................          4,181           4,244
Accrued interest receivable ..............................................          1,348           1,323
Deferred income taxes, net ...............................................          1,322           1,132
Cash surrender value of life insurance ...................................          4,229           4,218
Identifiable intangible assets ...........................................            577             599
Goodwill .................................................................          1,090           1,090
Other assets .............................................................            999           1,140
                                                                             ------------    ------------
      Total assets .......................................................   $    292,507    $    284,158
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .................................................   $     16,518    $     16,075
     Interest-bearing ....................................................        168,368         165,600
                                                                             ------------    ------------
         Total deposits ..................................................        184,886         181,675
Advanced payments by borrowers for taxes and insurance ...................          1,400             796
Federal Home Loan Bank advances ..........................................         32,934          33,587
Securities sold under agreements to repurchase ...........................         14,143           9,177
Due to broker ............................................................            432              --
Other liabilities ........................................................          1,758           1,657
                                                                             ------------    ------------
      Total liabilities ..................................................        235,553         226,892
                                                                             ------------    ------------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares
   authorized;  none issued ..............................................             --              --
   Common stock, par value $.01 per share: 19,000,000 shares authorized;
           5,352,266 issued and outstanding at June 30, 2007 and 5,346,583
           shares issued and outstanding at March 31, 2007 ...............             54              53
   Paid-in capital .......................................................         42,837          42,742
   Retained earnings .....................................................         18,421          18,521
   Unearned ESOP shares, 317,063 shares at June 30, 2007 and
           March 31, 2007 ................................................         (2,666)         (2,666)
    Unearned shares, stock-based plans, 95,786 shares at June 30, 2007 and
           March 31, 2007 ................................................           (967)         (1,026)
   Accumulated other comprehensive loss ..................................           (725)           (358)
                                                                             ------------    ------------
      Total stockholders' equity .........................................         56,954          57,266
                                                                             ------------    ------------
      Total liabilities and stockholders' equity .........................   $    292,507    $    284,158
                                                                             ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                    1

                           NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                           Condensed Consolidated Statements of Income

                                           (Unaudited)
                            (In thousands, except per share amounts)
                                                                             Three Months Ended
                                                                                  June 30,
                                                                                  --------
                                                                              2007        2006
                                                                            --------    --------
Interest and dividend income:
      Interest on loans .................................................   $  3,266    $  2,456
      Interest and dividends on securities:
         Taxable ........................................................        568         519
         Tax-exempt .....................................................         82          92
      Interest on federal funds sold, interest-bearing deposits and
          dividends on money market mutual funds ........................        256         455
                                                                            --------    --------
         Total interest and dividend income .............................      4,172       3,522
                                                                            --------    --------

Interest expense:
      Interest on deposits ..............................................      1,281         886
      Interest on advanced payments by borrowers for
            taxes and insurance .........................................          3           4
      Interest on Federal Home Loan Bank advances .......................        378         214
      Interest on securities sold under agreements to repurchase ........        118          98
                                                                            --------    --------
         Total interest expense .........................................      1,780       1,202
                                                                            --------    --------
         Net interest and dividend income ...............................      2,392       2,320
Provision for loan losses ...............................................         62          61
                                                                            --------    --------
         Net interest and dividend income after provision for loan losses      2,330       2,259
                                                                            --------    --------

Noninterest income:
      Service charges on deposit accounts ...............................        130         128
      (Loss) gain on sales and calls of investments, net ................       (225)         13
      Increase in cash surrender value of life insurance policies .......         36          36
      Other income ......................................................         29          32
                                                                            --------    --------
         Total noninterest (charges) income .............................        (30)        209
                                                                            --------    --------
Noninterest expense:
      Salaries and employee benefits ....................................      1,217       1,176
      Occupancy and equipment expense ...................................        417         417
      Advertising and promotion .........................................         17          45
      Professional fees .................................................         81         117
      Data processing expense ...........................................         90          81
      Stationery and supplies ...........................................         22          26
      Amortization of identifiable intangible assets ....................         22          22
      Other expense .....................................................        237         194
                                                                            --------    --------
         Total noninterest expense ......................................      2,103       2,078
                                                                            --------    --------
         Income before income taxes .....................................        197         390
Income taxes ............................................................        148         120
                                                                            --------    --------
         Net income .....................................................   $     49    $    270
                                                                            ========    ========

   Earnings per share:
            Basic .......................................................   $   0.01    $   0.05
            Diluted .....................................................   $   0.01    $   0.05
   Dividends per share ..................................................   $   0.03    $   0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                2

                                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                             2007        2006
                                                                                           --------    --------
 Cash flows from operating activities:
       Net income ......................................................................   $     49    $    270
       Adjustments to reconcile net income to net cash provided by operating activities:
             Net amortization (accretion) of fair value adjustments ....................          2         (22)
             (Accretion) amortization of securities, net ...............................         (1)         14
             Loss (gain) on sales and calls of investments, net ........................        225         (13)
             Provision for loan losses .................................................         62          61
             Change in deferred loan origination fees ..................................       (102)        (29)
             Depreciation and amortization .............................................        126         129
             Increase in accrued interest receivable ...................................        (25)        (34)
             Deferred income tax expense (benefit) .....................................         45         (69)
             Increase in cash surrender value of life insurance policies.. .............        (36)        (36)
             Decrease (increase) in prepaid expenses and other assets ..................        132         (17)
             Amortization of identifiable intangible assets ............................         22          22
             Increase (decrease) in accrued expenses and other liabilities .............        101         (14)
             Compensation cost for stock option plan ...................................         56          35
             Compensation cost for stock-based incentive plan ..........................         59          27
                                                                                           --------    --------

       Net cash provided by operating activities .......................................        715         324
                                                                                           --------    --------

 Cash flows from investing activities:
             Purchases of available-for-sale securities ................................     (4,809)     (7,228)
             Proceeds from sales of available-for-sale securities ......................      6,735       2,201
             Proceeds from maturities of available-for-sale securities .................      1,425       1,733
             Purchases of Federal Home Loan Bank stock .................................        (98)        (14)
             Loan originations and principal collections, net ..........................     (1,580)     (7,781)
             Purchases of loans ........................................................       (959)       (249)
             Loans sold ................................................................      1,800       1,536
             Proceeds from maturities of interest bearing time deposits with other banks        296         487
             Investments in life insurance policies ....................................         (5)         (5)
             Receipt of cash surrender value of life insurance policy ..................         30          --
             Capital expenditures - premises and equipment .............................        (54)       (240)
                                                                                           --------    --------

             Net cash provided by (used in) investing activities .......................      2,781      (9,560)
                                                                                           --------    --------

 Cash flows from financing activities:
             Net increase in demand, NOW, MMDA and savings accounts ....................        320         320
             Net increase in time deposits .............................................      2,891       1,220
             Net increase in advanced payments by borrowers for taxes and insurance ....        604         423
             Principal payments on Federal Home Loan Bank long-term advances ...........       (653)       (697)
             Net increase (decrease) in securities sold under agreement to repurchase ..      4,966      (1,211)
             Exercise of stock options .................................................         40          --
             Payments of cash dividends on common stock ................................       (149)       (150)
                                                                                           --------    --------

 Net cash provided by (used in) financing activities ...................................      8,019         (95)
                                                                                           --------    --------

 Net increase (decrease) in cash and cash equivalents ..................................     11,515      (9,331)
 Cash and cash equivalents at beginning of period ......................................     18,640      38,656
                                                                                           --------    --------
 Cash and cash equivalents at end of period ............................................   $ 30,155    $ 29,325
                                                                                           ========    ========


 Supplemental disclosures:
             Interest paid .............................................................   $  1,736    $  1,198
             Income taxes paid .........................................................        154         175

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       3

                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Organization

         New  England  Bancshares,  Inc.  On  September  7,  2005,  New  England
Bancshares, Inc. (the "Company") was incorporated under Maryland law to facilitate the conversion of Enfield Federal Savings and Loan Association (the "Association") from the mutual holding company form of organization to the stock form of organization (the "second-step conversion"). As a result of the second-step conversion, New England Bancshares, Inc. became the holding company for the Association. A total of 3,075,855 shares of common stock were sold in the stock offering at the price of $10.00 per share. In addition, a total of 2,270,728 shares were issued to the minority shareholders of the former New England Bancshares at an exchange ratio of 2.3683.

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

         On July 12, 2007 the Company acquired First Valley Bancorp, Inc., Bristol, Connecticut. First Valley Bancorp was the holding company for Valley Bank, Bristol, Connecticut. Under the terms of the transaction, shareholders of First Valley Bancorp received 0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock.

         The Company will continue to operate Valley Bank as a separately chartered commercial bank subsidiary. In addition to retaining its own identity, Valley Bank retained its own Board of Directors, management team, branches and employees. The merger is not expected to result in any lay-offs or branch closings. As part of the transaction, the Company also infused approximately $12.0 million of capital into Valley Bank.

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At June 30, 2007, the Association operated from eight locations in Connecticut.

NOTE 2 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2008 or any other interim period.

         While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in New England Bancshares' Form 10-KSB for the year ended March 31, 2007.

         The condensed consolidated balance sheet as of March 31, 2007 was derived from the audited financial statements of New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

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

                                                               Quarter Ended
                                                                  June 30,
                                                             -------------------
(In thousands, except per share data)                         2007         2006
                                                             ------       ------
Net income                                                   $   49       $  270
                                                             ------       ------
Weighted average common shares
  outstanding for computation of basic EPS                    4,935        4,961
Effect of dilutive stock options and
  stock awards                                                  196          134
                                                             ------       ------
Weighted average common shares for
  computation of diluted EPS                                  5,131        5,095
                                                             ======       ======
Earnings per share:
  Basic                                                      $ 0.01       $ 0.05
  Diluted                                                    $ 0.01       $ 0.05
--------------------------------------------------------------------------------

NOTE 4 - Recent Accounting Pronouncements

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of April 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company's financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on April 1, 2008, with earlier adoption permitted. Adoption of this statement did not have a material impact on its financial condition and results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires: (1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan; (2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income; (3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed; and
(4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. Adoption of this Statement did not have a material impact on the Company's financial position, result of operations or cash flows.

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

NOTE 5 - Stock-Based Plans

         At June 30, 2007, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that begins after December 15, 2005. For the three months ended June 30, 2007 and 2006, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the three months ended June 30, 2007 and 2006 for the granting of stock options under the plans was $56,000 and $35,000, respectively. During the three months ended June 30, 2007, the Company granted 15,000 options.

         The compensation cost that has been charged against income for the three months ended June 30, 2007 and 2006 for the granting of restricted stock awards under the plan was $59,000 and $27,000, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007, included under
Item 1, "Description of Business - Risk Factors" and in our other filings with the Securities and Exchange Commission.

         Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      Comparison of Financial Condition at June 30, 2007 and March 31, 2007

Assets

         At June 30, 2007, total assets were $292.5 million, an increase of $8.3 million from March 31, 2007. The increase in assets was caused primarily by the $11.5 million increase in total cash and cash equivalents and a $777,000 increase in net loans, partially offset by a $3.7 million decrease in available-for-sale investments. The increase in loans was primarily due to an increase of $1.8 million in commercial mortgage loans, a $1.1 million increase in commercial loans and a $927,000 increase in consumer loans, partially offset by a $1.5 million decrease in multi-family loans and a $1.2 million decrease in construction loans. At June 30, 2007 commercial real estate and commercial loans accounted for 31.8% of the loan portfolio. The increase in cash and cash equivalents and decrease in available-for-sale securities was effected by the sale of the $6.4 million of securities and was required to provide the liquidity necessary to complete the acquisition of First Valley Bancorp.

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

         Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover actual loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the regulators as an integral part of their examination process, periodically reviews the Company's allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

         The table below indicates the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

                                             June 30, 2007   March 31, 2007
                                             -------------   --------------
                                                 (Dollars in thousands)
         Allowance for loan losses            $      1,935    $      1,875
         Gross loans outstanding                   201,159         200,322
         Non-accrual loans                             821             824
         Allowance/Loans outstanding                  0.96%           0.94%
         Allowance/Nonperforming loans              235.69%         227.55%

 Past due and Nonperforming Loans

         The following table sets forth information regarding past due loans:

                                          June 30, 2007     March 31, 2007
                                          -------------     --------------
                                                  (In thousands)
 Past due 30 days through 89 days             $1,209            $3,415
 Past due 90 days or more                        764                --

         The decrease in loans past due 30 through 89 days was due to the fact that there were thirty days in June as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at June 30, 2007, certain loans that otherwise would be included in this category were only 29 days past due. All of the loans past due more than 90 days are one- to four-family residential loans.

Liabilities

         Total liabilities were $235.6 million at June 30, 2007, an increase of $8.7 million, or 3.8%, compared to $226.9 million at March 31, 2007. The increase in total liabilities was caused primarily by a $5.0 million increase in securities sold under agreements to repurchase and a $3.2 million increase in total deposits. Deposits increased $3.2 million, or 1.8%, from $181.7 million at March 31, 2007 to $184.9 million at June 30, 2007. The increase in deposits was due primarily to a $2.9 million increase in certificate of deposit accounts, a $622,000 increase in money market accounts, and a $313,000 increase in NOW and non-interest bearing checking accounts, partially offset by a $601,000 decrease in savings accounts. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

         Total stockholders' equity decreased $312,000, or 0.5%, to $57.0 million at June 30, 2007. The decrease was caused by a $367,000 increase in the accumulated other comprehensive loss and dividends paid of $149,000, partially offset by a $95,000 increase in paid-in capital, net income of $49,000, and a $59,000 decrease in unearned shares due to the vesting of restricted shares and stock option expense, net of taxes.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2007 and
2006

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

Net Income

         For the three months ended June 30, 2007, the Company reported net income for the quarter ended June 30, 2007 of $49,000, or $0.01 per diluted share, as compared to $270,000, or $0.05 per diluted share, reported for the same quarter a year ago. During the current year quarter, the Company sold $6.7 million of securities, recording a loss of $225,000 ($199,000 on an after-tax basis), as it restructured its balance sheet to provide a better yield on investments. Exclusive of the loss on the sale of these securities, net income for the quarter would have been $248,000.

Net Interest and Dividend Income

         Net interest and dividend income for the three months ended June 30, 2007 totaled $2.4 million compared to $2.3 million for the same period in 2006, representing an increase of $72,000 or 3.1%. The change in net interest and dividend income was primarily due to a $27.1 million increase in interest-earning assets, partially offset by a $24.7 million increase in interest-bearing liabilities. The net interest margin decreased 25 basis points to 3.60% for the three months ended June 30, 2007 and the interest rate spread decreased from 3.29% for the quarter ended June 30, 2006 to 2.86% for the current year period.

         Interest and dividend income amounted to $4.2 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively. Average interest-earning assets were $271.0 million for the quarter ended June 30, 2007, an increase of $27.1 million, or 11.1%, compared to $243.9 million for the quarter ended June 30, 2006. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio, partially offset by decreases in the investment portfolio and federal funds. The yield earned on average interest-earning assets increased to 6.24% for the three months ended June 30, 2007 from 5.87% for the three months ended June 30, 2006 due primarily to the increase in short-term rates and the growth in higher-yielding commercial real estate, commercial and construction loans.

         Interest expense for the quarter was $1.8 million, an increase of $578,000, or 48.1%, from the $1.2 million reported in the same quarter last year. Average interest-bearing liabilities grew $24.7 million during the quarter ended June 30, 2007 from $186.7 million to $211.3 million primarily due to a $12.0 million increase in the average balance of Federal Home Loan Bank advances, an $11.1 million increase in the average balance of interest-bearing deposits and a $1.6 million increase in the average balance of securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities increased to 3.38% for the quarter ended June 30, 2007 from 2.58% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 3.33% for the quarter ended June 30, 2006 to 4.25% for the current year quarter as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the quarters ended June 30, 2007 and 2006 was $62,000 and $61,000, respectively. The slight increase in the provision for loan losses reflected continued growth in the loan portfolio, particularly commercial real estate, commercial and consumer loans, which generally carry a higher risk of default, partially offset by continued strong asset quality.

Noninterest Income

         For the quarter ended June 30, 2007, the Company recorded a charge of $30,000 compared to income of $209,000 in the same quarter a year ago. Exluding the $225,000 loss on sales and calls of securities for the quarter ended June 30, 2007, noninterest income would have totaled $195,000.

Noninterest Expense

         Noninterest expense for the quarter ended June 30, 2007 was $2.1 million, an increase of $25,000 over the quarter ended June 30, 2006. Salaries and employee benefits increased $41,000, or 3.5%, caused primarily by a $21,000 increase in stock option expense and a $32,000 increase in incentive stock expense as the Company granted additional incentive stock and stock options in September 2006.

Provision for Income Taxes

         Income tax expense increased from $120,000 for the three months ended June 30, 2006 to $148,000 for the three months ended June 30, 2007. The effective tax rates were 75.1% and 30.8% for the three months ended June 30 2007 and 2006, respectively. The $225,000 loss on sale of the mutual funds described above is considered a capital loss and can only be offset by capital gains. The Company was able to offset $68,000 of the loss from a capital gain recorded two years ago; however the Company is not able to record a tax benefit on the remaining $154,000 capital loss. The $154,000 is allowed to be carried forward to offset future capital gains, if any.

Liquidity and Capital Resources

         The term liquidity refers to the ability of the Company and the Association to meet current and future short-term financial obligations. The Company and the Association further define liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Company's main source of liquidity is the proceeds it retained from its stock offering. The Association's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, security sales, funds provided by operations and borrowings. The Association can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association had

Federal Home Loan Bank borrowings as of June 30, 2007 of $32.9 million with unused borrowing capacity of $38.4 million.

         The Association's primary investing activities are the origination and purchase of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2007 and 2006, the Association originated loans, net of principal paydowns of approximately $1.6 million and $7.8 million, respectively. In addition, the Company sold $1.8 million and $1.5 million of loans for the quarters ended June 30, 2007 and 2006, respectively; and purchased $959,000 and $249,000 of loans during the quarters ended June 30, 2007 and 2006, respectively. Purchases of investment securities totaled $4.8 million and $7.2 million for the three months ended June 30, 2007 and 2006, respectively.

         Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls and sales of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $184.9 million at June 30, 2007, a $3.2 million increase from the $181.7 million balance at March 31, 2007.

         At June 30, 2007, the Association had outstanding commitments to originate $5.9 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $11.0 million. Management of the Association anticipates that it will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less at June 30, 2007 totaled $93.7 million, or 50.7% of total deposits. The Association relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.

         The Association was "well capitalized" under regulatory guidelines at June 30, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required by regulation as a percentage of total assets and the percentage and the total amount of capital maintained at June 30, 2007.

(dollars in thousands)
                               Required           Association
                               --------           -----------
Tier 1 Capital                     4%         $41,461    14.21%
Total Risk-Based Capital           8%         $43,395    24.93%
Tier 1 Risk-Based Capital          4%         $41,461    23.82%


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

         For the three months ended June 30, 2007, the Association engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

         There were no shares of common stock repurchased by the Company in the quarter ended June 30, 2007.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits.
         --------

         3.1   Articles of Incorporation of New England Bancshares, Inc. *
         3.2   Bylaws of New England Bancshares, Inc. *
         4.1   Specimen stock certificate of New England Bancshares, Inc.*
         31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32.1  Section 1350 Certification of Chief Executive Officer
         32.2  Section 1350 Certification of Chief Financial Officer
         -----------------------------
         *     Incorporated   by   reference   into  this   document   from  the
               Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEW ENGLAND BANCSHARES, INC.


Dated: August 13, 2007              By: /s/ Scott D. Nogles
       --------------------            -----------------------------------------
                                            Scott D. Nogles
                                            Chief Financial Officer


Dated: August 13, 2007              By: /s/ David J. O'Connor
       --------------------            -----------------------------------------
                                            David J. O'Connor
                                            Chief Executive Officer