Form 10QSB
period 2007-09-30
New England Bancshares, Inc.
filed 2007-11-14
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Maryland                                                          04-3693643
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                 Identification
                                                                     No.)

855 Enfield Street, Enfield, Connecticut                                 06082
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

                               Yes [_]     No [X]

     The Issuer had 6,419,739 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2007.

     Transitional Small Business Disclosure Format (Check one):

                               Yes [_]     No [X]

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2007
         and March 31, 2007 (Unaudited)                                       1

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended September 30, 2007 and 2006 (Unaudited)   2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2007 and 2006 (Unaudited)             3

         Notes to Condensed Consolidated Financial Statements (Unaudited)     5

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

Item 3.  Controls and Procedures                                             17

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18
Item 3.  Defaults Upon Senior Securities                                     18
Item 4.  Submission of Matters to a Vote of Security Holders                 18
Item 5.  Other Information                                                   19
Item 6.  Exhibits                                                            19

SIGNATURES                                                                   19

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       September 30,    March 31,
  ASSETS                                                                                   2007            2007
                                                                                        ---------       ---------
Cash and due from banks                                                                 $  12,791       $   4,400
Interest-bearing demand deposits with other banks                                             342              43
Federal funds sold                                                                          3,644          13,610
Money market mutual funds                                                                   9,247             587
                                                                                        ---------       ---------
      Total cash and cash equivalents                                                      26,024          18,640
Interest-bearing time deposits with other banks                                             1,284           1,877
Investments in available-for-sale securities, at fair value                                72,389          49,469
Federal Home Loan Bank stock, at cost                                                       2,731           1,979
Loans, net of allowance for loan losses of $4,015 as of September 30, 2007 and
   $1,875 as of March 31, 2007                                                            350,007         198,447
Premises and equipment, net                                                                 6,955           4,244
Accrued interest receivable                                                                 2,332           1,323
Deferred income taxes, net                                                                  1,491           1,132
Cash surrender value of life insurance                                                      4,266           4,218
Identifiable intangible assets                                                              2,939             599
Goodwill                                                                                   14,616           1,090
Other assets                                                                                1,812           1,140
                                                                                        ---------       ---------
      Total assets                                                                      $ 486,846       $ 284,158
                                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                                $  39,518       $  16,075
     Interest-bearing                                                                     318,708         165,600
                                                                                        ---------       ---------
         Total deposits                                                                   358,226         181,675
Advanced payments by borrowers for taxes and insurance                                        684             796
Borrowed funds                                                                             41,197          33,587
Securities sold under agreements to repurchase                                             12,860           9,177
Other liabilities                                                                           3,115           1,657
                                                                                        ---------       ---------
      Total liabilities                                                                   416,082         226,892
                                                                                        ---------       ---------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
           none issued                                                                        ---             ---
   Common stock, par value $.01 per share: 19,000,000 shares authorized;
      6,421,152 shares issued and 6,419,739 outstanding, and 5,346,583 shares
      issued and outstanding at June 30, 2007                                                  64              53
    Paid-in capital                                                                        56,124          42,742
   Retained earnings                                                                       18,487          18,521
   Accumulated other comprehensive loss                                                      (321)           (358)
   Treasury stock, 1,413 shares at September 30, 2007 and none at June 30, 2007               (17)            ---
    Unearned ESOP shares, 350,945 shares at September 30, 2007 and June 30, 2007..         (2,666)         (2,666)
    Unearned shares, stock-based incentive plan, 83,989 shares at September 30,
      2007 and 95,786 shares at June 30, 2007                                                (907)         (1,026)
                                                                                        ---------       ---------
      Total stockholders' equity                                                           70,764          57,266
                                                                                        ---------       ---------
      Total liabilities and stockholders' equity                                        $ 486,846       $ 284,158
                                                                                        =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                 Three Months Ended           Six Months Ended
                                                                                    September 30,               September 30,
                                                                               ----------------------      -----------------------
                                                                                 2007          2006          2007           2006
                                                                               --------      --------      --------       --------
Interest and dividend income:
      Interest on loans                                                        $  5,734      $  2,742      $  9,000       $  5,199
      Interest and dividends on securities:
         Taxable                                                                    692           562         1,260          1,081
         Tax-exempt                                                                 121           103           203            195
      Dividends on Federal Home Loan Bank stock                                      42            23            75             39
      Interest on federal funds sold, interest-bearing deposits and
         dividends on money market mutual funds                                     324           308           547            746
                                                                               --------      --------      --------       --------
         Total interest and dividend income                                       6,913         3,738        11,085          7,260
                                                                               --------      --------      --------       --------

Interest expense:
      Interest on deposits                                                        2,645         1,014         3,926          1,901
      Interest on advanced payments by borrowers for
            taxes and insurance                                                       2             2             5              5
      Interest on Borrowed funds                                                    488           290           866            504
      Interest on securities sold under agreements to repurchase                    122            80           240            178
                                                                               --------      --------      --------       --------
         Total interest expense                                                   3,257         1,386         5,037          2,588
                                                                               --------      --------      --------       --------
         Net interest and dividend income                                         3,656         2,352         6,048          4,672
Provision for loan losses                                                           108            62           170            123
                                                                               --------      --------      --------       --------
         Net interest and dividend income after provision for loan losses         3,548         2,290         5,878          4,549
                                                                               --------      --------      --------       --------

Noninterest income:
      Service charges on deposit accounts                                           248           133           378            261
      Gain (loss) on sales and calls of investments, net                              7            12          (218)            25
      Increase in cash surrender value of life insurance policies                    37            39            73             74
      Other income                                                                  140            34           169             67
                                                                               --------      --------      --------       --------
         Total noninterest income                                                   432           218           402            427
                                                                               --------      --------      --------       --------
Noninterest expense:
      Salaries and employee benefits                                              1,890         1,226         3,107          2,402
      Occupancy and equipment expense                                               723           424         1,140            841
      Advertising and promotion                                                      59            35            76             80
      Professional fees                                                             156           100           237            217
      Data processing expense                                                       112            87           202            168
      Stationery and supplies                                                        44            25            66             51
      Amortization of identifiable intangible assets                                 97            22           119             44
      Other expense                                                                 468           242           705            436
                                                                               --------      --------      --------       --------
         Total noninterest expense                                                3,549         2,161         5,652          4,239
                                                                               --------      --------      --------       --------
         Income before income taxes                                                 431           347           628            737
Income taxes                                                                        184           107           332            227
                                                                               --------      --------      --------       --------
         Net income                                                            $    247      $    240      $    296       $    510
                                                                               ========      ========      ========       ========

   Earnings per share:
            Basic                                                              $   0.04      $   0.05      $   0.05       $   0.10
            Diluted                                                                0.04          0.05          0.05           0.10
   Dividends per share                                                             0.03          0.03          0.06           0.06

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                              September 30,
                                                                                            2007        2006
                                                                                          --------    --------
Cash flows from operating activities:
      Net income ......................................................................   $    296    $    510
      Adjustments to reconcile net income to net cash provided by operating activities:
            Net accretion of fair value adjustments ...................................         14         (43)
            Amortization of securities, net ...........................................        (14)         23
            Loss (gain) on sales and calls of investments, net.........................        218         (25)
            Provision for loan losses .................................................        170         123
            Change in deferred loan origination fees ..................................       (217)        (13)
            Depreciation and amortization .............................................        337         254
            Amortization of trust preferred ...........................................         12          --
            Loss on disposal of equipment .............................................         --           2
            Increase in accrued interest receivable ...................................       (173)       (260)
            Deferred income tax benefit ...............................................       (277)       (161)
            Increase in cash surrender value of life insurance policies ...............        (73)        (74)
            Decrease in prepaid expenses and other assets .............................        240          42
            Amortization of identifiable intangible assets ............................        119          44
            Increase in accrued expenses and other liabilities.........................         88         412
            Compensation cost for stock option plan ...................................        110          80
            Compensation cost for stock-based incentive plan ..........................        119          67
                                                                                          --------    --------

      Net cash provided by operating activities .......................................        969         981
                                                                                          --------    --------

Cash flows from investing activities:
            Purchases of available-for-sale securities ................................    (16,270)    (11,655)
            Proceeds from sales of available-for-sale securities ......................      8,111       4,733
            Proceeds from maturities of available-for-sale securities .................      7,726       2,530
            Cash acquired from First Valley Bancorp, Inc., net of cash paid of $12,417       6,596          --
            Purchases of Federal Home Loan Bank stock .................................       (150)       (421)
            Loan originations and principal collections, net ..........................    (10,632)    (17,338)
            Purchases of loans ........................................................     (2,610)    (13,952)
            Sales of loans ............................................................      2,762          --
            Proceeds from maturities of interest-bearing time deposits with other banks        593       1,075
            Cash received from life insurance policy ..................................         30          --
            Investments in life insurance policies ....................................         (5)         (5)
            Capital expenditures - premises and equipment .............................        (86)       (268)
                                                                                          --------    --------

            Net cash used in investing activities .....................................     (3,935)    (35,301)
                                                                                          --------    --------

Cash flows from financing activities:
            Net increase (decrease) in demand, NOW,
                money market and savings accounts .....................................      3,422      (1,239)
            Net increase in time deposits .............................................      4,774       3,285
            Net decrease in advanced payments by borrowers for taxes and insurance ....       (304)       (310)
            Proceeds from Federal Home Loan Bank long-term advances ...................      2,000      10,000
            Principal payments on Federal Home Loan Bank long-term advances ...........     (2,918)     (1,414)
            Net increase in securities sold under agreement to repurchase .............      3,683       2,637
            Exercise of stock options .................................................         40          --
            Payments of cash dividends on common stock ................................       (330)       (300)
            Purchase of treasury stock ................................................        (17)         --
                                                                                          --------    --------

Net cash provided by financing activities .............................................     10,350      12,659
                                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ..................................      7,384     (21,661)
Cash and cash equivalents at beginning of period ......................................     18,640      38,656
                                                                                          --------    --------
Cash and cash equivalents at end of period ............................................   $ 26,024    $ 16,995
                                                                                          ========    ========

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

Supplemental disclosures:
            Interest paid ........................................   $  4,935   $  2,512
            Income taxes paid ....................................        598        176

Acquisition of First Valley Bancorp:
  Assets acquired
            Cash and cash equivalents ............................   $ 19,013   $     --
            Investments in available-for-sale securities .........     22,648         --
            Federal Home Loan Bank stock, at cost ................        602         --
            Loans, net of allowance for loan losses ..............    141,041         --
            Premises and equipment, net ..........................      2,946         --
            Accrued interest receivable ..........................        836         --
            Deferred income taxes, net ...........................        105         --
            Other assets .........................................        928         --
            Identifiable intangible assets .......................      2,459         --
                                                                     --------   --------
  Total assets acquired ..........................................    190,578         --

  Liabilities assumed
            Deposits .............................................    168,370         --
            Advanced payments by borrowers for taxes and insurance        192         --
            Borrowed funds .......................................      8,513         --
            Other liabilities ....................................      1,369         --
                                                                     --------   --------
  Total liabilities assumed ......................................    178,444         --
                                                                     --------   --------

Net assets acquired ..............................................     12,134         --

Acquisition costs ................................................     25,660         --
                                                                     --------   --------

Goodwill .........................................................   $ 13,526   $     --


                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Organization

     NEW ENGLAND BANCSHARES, INC. New England Bancshares, Inc. (the "Company") is a Maryland corporation which was organized in December 2005 to be the holding company parent of Enfield Federal Savings and Loan Association (the "Association" or "Enfield Federal"), following the completion of the "second-step" mutual-to-stock conversion of Enfield Mutual Holding Company. The principal assets of the Company are its investments in Enfield Federal and Valley Bank. As a part of the second-step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into the Association. Shareholders of the Company immediately prior to the completion of the second-step conversion received 2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued.

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

     On July 12, 2007 the Company acquired First Valley Bancorp, Inc., Bristol, Connecticut. First Valley Bancorp was the holding company for Valley Bank, Bristol, Connecticut. Under the terms of the transaction, shareholders of First Valley Bancorp received 0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock for a total of 1,068,885 shares and $10.8 million. In addition, the Company incurred cash payments for deal expenses, payout of stock options and employee expenses totaling $1.6 million, creating $13.5 million of goodwill.

     ENFIELD FEDERAL SAVINGS AND LOAN ASSOCIATION. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At September 30, 2007, the Association operated from eight locations in Connecticut.

     VALLEY BANK. Valley Bank is a state chartered commercial bank that commenced operations on November 15, 1999. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. At September 30, 2007, the Bank operated from four locations in Connecticut.

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

NOTE 3 - Earnings Per Share (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 123,563 anti-dilutive shares for the three and six months ended September 30, 2007 and 108,563 anti-dilutive shares for the three and six months ended September 30, 2006. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

                                               Quarter Ended         Six Months Ended
                                               September 30,           September 30,
                                            ------------------      ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        2007        2006        2007        2006
                                            ------      ------      ------      ------
Net income                                  $  247      $  240      $  296      $  510
Weighted average common shares
  outstanding for computation of basic
  EPS                                        5,871       4,961       5,406       4,961
Effect of dilutive stock options and
  stock awards                                 164         203         172         196
                                            ------      ------      ------      ------
Weighted average common shares for
  computation of diluted EPS                 6,035       5,164       5,578       5,157
                                            ------      ------      ------      ------
Earnings per share:
  Basic                                     $ 0.04      $ 0.05      $ 0.05      $ 0.10
  Diluted                                   $ 0.04      $ 0.05      $ 0.05      $ 0.10
                                            ------      ------      ------      ------

NOTE 4 - Recent Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement was effective as of April 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company's financial condition and results of operations.

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

     In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF Issue 06-4"). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company is currently evaluating and has not yet determined the impact the new EITF is expected to have on its financial position, results of operations or cash flows

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning April 1, 2008, and early adoption may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flow.

NOTE 5 - Stock-Based Incentive Plan

     At September 30, 2007, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R required the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that began after December 15, 2005. For the six months ended September 30, 2007 and 2006, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the six months ended September 30, 2007 and 2006 for the granting of stock options under the plans was $109,000 and $80,000, respectively. During the six months ended September 30, 2007, the Company granted 15,000 options.

     The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the six months ended September 30, 2007 and 2006 was $120,000 and $67,000, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

     The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, accounting principles and guidelines, and our ability to recognize enhancements related to our acquisition within expected time frames. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007, under Item 1, Description of Business - Risk Factors" and our other filings with the Securities and Exchange Commission.

     Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   Comparison of Financial Condition at September 30, 2007 and March 31, 2007

Assets

     Total assets were $486.8 million at September 30, 2007, an increase of $202.7 million compared to $284.2 million at March 31, 2007. The increase in total assets was primarily the result of the acquisition of First Valley Bancorp. Compared to March 31, 2007 assets increased due to a $151.6 million increase in net loans, a $22.9 million increase in available-for-sale investments, a $15.9 million increase in goodwill and identifiable intangible assets, and a $7.4 million increase in cash and cash equivalents. At September 30, 2007, commercial loans comprise 54.4% of the total loan portfolio compared to 37.9% at March 31, 2007.

     Through the acquisition of First Valley Bancorp, the Company acquired $190.6 million of assets, including $141.0 of net loans, $22.6 million of available-for-sale securities, and $16.0 million of intangible assets; and $178.4 million of liabilities, including $168.4 million of deposits and $8.5 million of borrowings.

Allowance for Loan Losses

     Management determines the adequacy of the allowance for loan losses on a regular basis. The determination is based upon management's assessment of the credit quality and composition of the loan portfolio, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

     The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover actual loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, regulators as an integral part of its examination process, periodically reviews the Company's allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

     The table below indicates the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

                                 September 30,    March 31,
                                     2007           2007
                                   --------       --------
                                    (Dollars in thousands)

Allowance for loan losses          $  4,015       $  1,875
Gross loans outstanding             354,022        200,322
Non-accrual loans                       703            824
Allowance/Loans outstanding            1.13%          0.94%
Allowance/Nonperforming loans        571.12%        227.55%

     The $703,000 balance of non-accrual loans at September 30, 2007 was comprised of three loans totaling $505,000 from Enfield Federal and two loans totaling $198,000 from Valley Bank. The five non-accrual loans at September 30, 2007 were two residential loans, two commercial loans and one consumer loan. The $824,000 balance of non-accrual loans at March 31, 2007 was comprised of six loans from Enfield Federal. The decrease in non-accrual loans for Enfield Federal was due to two loans being reclassified to accrual status and one loan being paid-off.

Past due and Nonperforming Loans

     The following table sets forth information regarding past due loans:

                                    September 30,  March 31,
                                       2007          2007
                                      ------        ------
                                         (In thousands)

Past due 30 days through 89 days      $4,325        $3,415
Past due 90 days or more                 876           ---

     The $4.3 million balance of loans 30 days through 89 days past due at September 30, 2007 was comprised of $1.2 million from Enfield Federal and $3.1 million from Valley Bank. The $3.4 million balance at March 31, 2007 was comprised entirely of loans from Enfield Federal. The decrease in loans 30 days through 89 days past due for Enfield Federal is due to there being thirty days in September as opposed to 31 days in March. Accordingly as a large percentage of loans are due on the first of each month, at September 30, 2007, certain loans that otherwise would be included in this category were only 29 days past due. The $876,000 balance of loans past due 90 days or more consist of five loans from Enfield Federal, of which four are residential mortgages and one is a multifamily real estate loan.

Liabilities

     Total liabilities were $416.1 million at September 30, 2007, an increase of $189.2 million compared to $226.9 million at March 31, 2007. The increase in total liabilities was caused primarily by a $176.6 million increase in total deposits, a $7.6 million increase in borrowed funds, a $3.7 million increase in securities sold under agreements to repurchase, and a $1.5 million increase in other liabilities. At September 30, 2007, deposits are comprised of savings accounts totaling $56.8 million, money market deposit accounts totaling $54.7 million, demand accounts totaling $50.4 million, and certificate of deposits totaling $196.3 million. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

     Total stockholders' equity increased $13.5 million to $70.8 million at September 30, 2007 from $57.3 million at March 31, 2007. The increase was caused by $13.2 million in stock issued in conjunction with the First Valley Bancorp merger, net income of $296,000, a $119,000 decrease in unearned shares due to the vesting of restricted shares, stock option expense, net of taxes, of $149,000, and a $37,000 decrease in accumulated other comprehensive loss, partially offset by $330,000 of dividends declared.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

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

Net Income

     For the three months ended September 30, 2007, the Company reported net income of $247,000, an increase of $7,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2007 were each $0.04, compared to $0.05 for the quarter ended September 30, 2006. The increase in net income was due primarily to a $1.3 million increase in net interest and dividend income and a $214,000 increase in noninterest income, partially offset by a $1.4 million increase in noninterest expense and a $46,000 increase in the provision for loan losses.

Net Interest and Dividend Income

     Net interest and dividend income for the three months ended September 30, 2007 totaled $3.7 million compared to $2.4 million for the same period in 2006. This represented an increase of $1.3 million or 55.4%. The change in net interest and dividend income was primarily due to a $161.5 million increase in interest-earning assets, partially offset by a $155.3 million increase in interest-bearing liabilities. The net interest margin decreased slightly from 3.82% for the quarter ended September 30, 2006 to 3.59% for the quarter ended September 30, 2007. The interest rate spread also decreased from 3.15% for the quarter ended September 30, 2006 to 2.97% for the current year period.

     Interest and dividend income amounted to $6.9 million and $3.7 million for the three months ended September 30, 2007 and 2006, respectively. Average interest-earning assets were $411.1 million for the quarter ended September 30, 2007, an increase of $161.5 million, or 64.7%, compared to $249.6 million for the quarter ended September 30, 2006. The increase in average interest-earning assets resulted primarily from the acquisition of First Valley Bancorp. The yield earned on average interest-earning assets increased to 6.73% for the three months ended September 30, 2007 from 6.03% for the three months ended September 30, 2006 due primarily to the acquisition of higher-yielding loans.

     Interest expense for the quarter was $3.3 million, an increase of $1.9 million, or 135.0%, from the $1.4 million reported in the same quarter last year. Average interest-bearing liabilities grew $152.4 million during the quarter ended September 30, 2007 from $191.3 million to $343.7 million primarily due to the acquisition of First Valley Bancorp. The average rate paid on interest-bearing liabilities increased to 3.76% for the quarter ended September 30, 2007 from 2.87% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 3.67% for the quarter ended September 30, 2006 to 4.58% for the current year quarter as competition has increased for this type of deposit.

Provision for Loan Losses

     The provision for loan losses for the quarters ended September 30, 2007 and 2006 was $108,000 and $62,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality, reflected by a decrease in non-accrual loans and past due loans.

Noninterest Income

     For the quarter ended September 30, 2007, noninterest income was $432,000 compared to $218,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $115,000 in service charges on deposit accounts, primarily due to the inclusion of Valley Bank, and a $106,000 increase in other income. The increase in other income was due to $36,000 of investment services income and $35,000 of income on sold loans from the Company's new subsidiary, Valley Bank.

Noninterest Expense

     Noninterest expense for the quarter ended September 30, 2007 was $3.6 million, an increase of $1.4 million, or 64.3%, from $2.2 million in the quarter ended September 30, 2006. Salaries and employee benefits increased $664,000, occupancy and equipment expenses increased $299,000, professional fees increased $56,000, amortization of identifiable intangible assets increased $75,000 and other noninterest expense increased $226,000, all of which was due primarily to the acquisition of First Valley Bancorp.

Provision for Income Taxes

     The income tax provision for the quarter ended September 30, 2007 was $184,000 compared to $107,000 for the quarter ended September 30, 2006. The effective tax rate increased from 30.8% for the quarter ended September 30, 2006 to 42.7% for the current year quarter. The increase in the effective tax rate was caused primarily by the decrease in tax-exempt income, and the increase of tax-exempt expenses.

Comparison of Operating Results for the Six Months Ended September 30, 2007 and 2006

Net Income

     For the six months ended September 30, 2007, the Company reported net income of $296,000, a decrease of $214,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2007 were each $0.05, and for the six months ended September 30, 2006 were each $0.10. The decrease in net income was due primarily to a $1.4 million increase in noninterest expense, a $105,000 increase in income tax expense, a $47,000 increase in the provision for loan losses, and a $25,000 decrease in noninterest income, partially offset by a $1.4 million increase in net interest and dividend income.

Net Interest and Dividend Income

     Net interest and dividend income for the six months ended September 30, 2007 totaled $6.0 million compared to $4.7 million for the same period in 2006. This represented an increase of $1.4 million or 29.5%. The change in net interest and dividend income was primarily due to a $91.1 million increase in interest-earning assets, partially offset by an $88.5 million increase in interest-bearing liabilities. The net interest margin decreased from 3.86% for the six months ended September 30, 2006 to 3.63% for the six months ended September 30, 2007, and the interest rate spread decreased from 3.22% for the six months ended September 30, 2006 to 2.99% for the current year period.

     Interest and dividend income amounted to $11.1 million and $7.3 million for the six months ended September 30, 2007 and 2006, respectively. Average interest-earning assets were $337.8 million for the six months ended September 30, 2007, an increase of $91.1 million, or 36.9%, compared to $246.7 million for the six months ended September 30, 2006. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and investments, due primarily to the First Valley Bancorp acquisition. The yield earned on average interest-earning assets increased to 6.61% for the six months ended September 30, 2007 from 5.95% for the six months ended September 30, 2006 due primarily to the acquisition of higher-yielding loans from First Valley Bancorp.

     Interest expense for the six months ended September 30, 2007 was $5.0 million, an increase of $2.4 million, or 94.6%, from the $2.6 million reported in the same six months last year. Average interest-bearing liabilities grew $88.5 million during the six months ended September 30, 2007 from $189.0 million to $277.5 million due to the acquisition of First Valley Bancorp. The average rate paid on interest-bearing liabilities increased to 3.62% for the six months ended September 30, 2007 from 2.73% for the year ago period, due primarily to the increase in Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 3.50% for the six months ended September 30, 2006 to 4.48% for the current year six months as competition has increased for this type of deposit.

Provision for Loan Losses

     The provision for loan losses for the six months ended September 30, 2007 and 2006 was $170,000 and $123,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality as reflected in the increased allowance to nonperforming loans ratio.

Noninterest Income

     For the six months ended September 30, 2007, noninterest income was $402,000 compared to $427,000 in the same six months a year ago. The decrease in noninterest income was primarily due to a $218,000 loss on sale of investments for the six months ended September 30, 2007 compared to a gain of $25,000 for the year ago period, partially offset by a $117,000 increase in service charges on deposit accounts and an increase of $102,000 in other income.

Noninterest Expense

     Noninterest expense for the six months ended September 30, 2007 was $5.7 million, an increase of $1.4 million, or 33.3%, from $4.2 million in the six months ended September 30, 2006. Salaries and employee benefits increased $705,000, occupancy and equipment expenses increased $299,000, data processing expense increased $34,000, amortization of identifiable intangible assets increased $75,000 and other noninterest expense increased $269,000, all of which was due primarily to the acquisition of First Valley Bancorp.

Provision for Income Taxes

     The income tax provision for the six months ended September 30, 2007 was $332,000 compared to $227,000 for the six months ended September 30, 2006. The effective tax rate increased from 30.8% for the six months ended September 30, 2006 to 52.9% for the current year six months. The increase in the effective tax rate was caused primarily by the $199,000 capital loss, which is included in the loss on sale of investments, which is not tax deductible in the current period.

Liquidity and Capital Resources

     The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Association's and Valley Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Association and Valley Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association and Valley Bank had Federal Home Loan Bank borrowings as of September 30, 2007 of $37.3 million with unused borrowing capacity of $59.4 million.

     The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the six months ended September 30, 2007 and 2006, the Company originated loans, net of principal paydowns of approximately $10.6 million and $17.3 million, respectively. Purchases of investment securities totaled $16.2 million and $11.7 million for the six months ended September 30, 2007 and 2006, respectively.

     Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $358.2 million at September 30, 2007, a $176.6 million increase from the $181.7 million balance at March 31, 2007. Deposits assumed in conjunction with the merger with First Valley Bancorp comprised $168.4 million of the increase.

     At September 30, 2007, the Company had outstanding commitments to originate $16.1 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $39.9 million. In addition, the Company had $1.1 million of commercial letters of credit. Management of the Association and Valley Bank anticipate that they will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $163.4 million, or 45.7% of total deposits. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

     Enfield Federal Savings was "well capitalized" under regulatory guidelines at September 30, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at September 30, 2007.

(dollars in thousands)
                                  Required     Enfield Federal
                                  --------   -------------------

Tier 1 Capital                       4%      $26,608       9.63%
Total Risk-Based Capital             8%      $28,593      15.91%
Tier 1 Risk-Based Capital            4%      $26,608      14.80%

     Valley Bank was "well capitalized" under regulatory guidelines at September 30, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at September 30, 2007.

(dollars in thousands)
                                  Required       Valley Bank
                                  --------   -------------------

Tier 1 Capital                       4%      $25,504      12.86%
Total Risk-Based Capital             8%      $27,491      17.30%
Tier 1 Risk-Based Capital            4%      $25,504      16.05%

     Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's, Enfield Federal Savings' or Valley Bank's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's, Enfield Federal Savings' or Valley Bank's liquidity, capital or operations.

Off-Balance Sheet Arrangements

     In addition to the normal course of operations, the Association and Valley Bank engage in a variety of financial transactions that, in accordance with generally accepted accounting principals, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit and letters of credit.

     For the six months ended September 30, 2007, neither the Association nor Valley Bank engaged in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures.
        ------------------------

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        ------------------------------------------------------------

     The Company did not repurchase any of its common stock in the quarter ended September 30, 2007. However, participants in the Company's equity incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Company's share repurchase program. Shares repurchased pursuant to these plans during the quarter ended September 30, 2007 were as follows:

                                                Average
For the three months ended   Total shares      price paid
September 30, 2007           repurchased       per share
--------------------------------------------------------

July                             ---           $  ---
August                           ---              ---
September                      1,413            12.01
-----------------------------------------------------
Total                          1,143           $12.01
-----------------------------------------------------

Item 3. Defaults Upon Senior Securities.
        --------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     The Annual Meeting of the Stockholders of the Company was held on August 9, 2007. The results of the vote were as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                                        VOTES FOR              VOTES WITHHELD
                                        ---------              --------------

          David J. O'Connor             4,600,753                   84,337

          Richard K. Stevens            4,600,278                   84,812

          Richard M. Tatoian            4,554,143                  130,947

     2. The appointment of Shatswell & MacLeod & Company, P.C. as independent auditors of New England Bancshares, Inc. for the fiscal year ended March 31, 2008 was ratified by the stockholders by the following vote:

                  FOR               AGAINST          ABSTAIN
                  ---               -------          -------

                4,677,602            7,200             288

Item 5. Other Information.
        ------------------

     None.

Item 6. Exhibits.
        ---------

     3.1  Articles of Incorporation of New England Bancshares, Inc. (1)

     3.2  Bylaws of New England Bancshares, Inc. (2)

     4.1  Specimen stock certificate of New England Bancshares, Inc.(2)

     10.1 Employment Agreement by and between New England Bancshares, Inc. and Robert L. Messier, Jr.

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

     32.1 Section 1350 Certification of Chief Executive Officer

     32.2 Section 1350 Certification of Chief Financial Officer

     -----------------------------

     (1) Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.

     (2) Incorporated by reference into this document from Exhibit 3.1 to the Form 8-K as filed with the Securities and Exchange Commission on October 11, 2007.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEW ENGLAND BANCSHARES, INC.

Dated: November 14, 2007            By:
       -----------------            -----------------------
                                    Scott D. Nogles
                                    Chief Financial Officer

Dated: November 14, 2007            By:
       -----------------            -----------------------
                                    David J. O'Connor
                                    Chief Executive Officer