Form 10QSB/A
period 2007-09-30
New England Bancshares, Inc.
filed 2007-11-16
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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

                                Explanatory Note
                                ----------------

      This Form 10-QSB/A is being filed by New England Bancsahares, Inc. (the "Company") to include the conformed signatures of Scott D. Nogles and David J. O'Connor, which were inadvertently omitted from the Quarterly Report on Form 10-QSB filed by the Company on November 14, 2007.

                          NEW ENGLAND BANCSHARES, INC.
                                  FORM 10-QSB/A

                                      INDEX

                                                                            Page
PART II: OTHER INFORMATION

Item 6.  Exhibits .............................................................1

SIGNATURES        .............................................................2

                                                         2
 Item 6.  Exhibits.
          --------

      3.1   Articles of Incorporation of New England Bancshares, Inc. (1)
      3.2   Bylaws of New England Bancshares, Inc. (2)
      4.1   Specimen stock certificate of New England Bancshares, Inc.(2)
      10.1 Employment Agreement by and between New England Bancshares, Inc. and Robert L. Messier, Jr. (3)
      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
      31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
      32.1  Section 1350 Certification of Chief Executive Officer (3)
      32.2  Section 1350 Certification of Chief Financial Officer (3)

      -----------------------------
      (1) Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.
      (2) Incorporated by reference into this document from Exhibit 3.1 to the Form 8-K as filed with the Securities and Exchange Commission on October 11, 2007.
      (3) Incorporated by reference into this document from Exhibits to the Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 2007

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEW ENGLAND BANCSHARES, INC.


Dated: November 16, 2007            By: /s/ Scott D. Nogles
       --------------------             ---------------------------------------
                                        Scott D. Nogles
                                        Chief Financial Officer


Dated: November 16, 2007            By: David J. O'Connor
       --------------------             ---------------------------------------
                                        David J. O'Connor
                                        Chief Executive Officer