Form 10QSB
period 2007-12-31
New England Bancshares, Inc.
filed 2008-02-14
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

                                       or

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

         The Issuer had 6,131,667 shares of common stock, par value $0.01 per share, outstanding as of February 12, 2007.

         Transitional  Small Business  Disclosure Format (Check one):
Yes [_] No [X]

                          NEW ENGLAND BANCSHARES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2007
         and March 31, 2007 (Unaudited)......................................  1

         Condensed Consolidated Statements of Income for the
         Three and Nine Months Ended December 31, 2007 and 2006 (Unaudited)..  2

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 2007 and 2006 (Unaudited)............  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  5

Item 2.  Management's Discussion and Analysis or Plan of Operation...........  9

Item 3. Controls and Procedures.............................................. 17

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 18
Item 3.  Defaults Upon Senior Securities..................................... 18
Item 4.  Submission of Matters to a Vote of Security Holders................. 18
Item 5.  Other Information................................................... 18
Item 6.  Exhibits ........................................................... 18

SIGNATURES .................................................................. 19


                                           Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)
                                                                                     December 31,     March 31,
ASSETS                                                                                  2007             2007
------                                                                               ------------    ------------
Cash and due from banks ..........................................................   $     10,002    $      4,400
Interest-bearing demand deposits with other banks ................................            595              43
Federal funds sold ...............................................................          2,383          13,610
Money market mutual funds ........................................................          4,204             587
                                                                                     ------------    ------------
      Total cash and cash equivalents.............................................         17,174          18,640
Interest-bearing time deposits with other banks ..................................            890           1,877
Investments in available-for-sale securities, at fair value ......................         75,126          49,469
Federal Home Loan Bank stock, at cost ............................................          3,356           1,979
Loans, net of allowance for loan losses of $3,960 as of December 31, 2007 and
   $1,875 as of March 31, 2007 ...................................................        372,594         198,447
Premises and equipment, net ......................................................          6,862           4,244
Accrued interest receivable ......................................................          2,326           1,323
Deferred income taxes, net .......................................................          1,247           1,132
Cash surrender value of life insurance ...........................................          4,307           4,218
Identifiable intangible assets ...................................................          2,805             599
Goodwill .........................................................................         14,622           1,090
Other assets .....................................................................          1,589           1,140
                                                                                     ------------    ------------
      Total assets ...............................................................   $    502,908    $    284,158
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Noninterest-bearing .........................................................   $     37,932    $     16,075
     Interest-bearing ............................................................        322,023         165,600
                                                                                     ------------    ------------
         Total deposits ..........................................................        359,955         181,675
Advanced payments by borrowers for taxes and insurance ...........................          1,504             796
Borrowed funds ...................................................................         59,115          33,587
Securities sold under agreements to repurchase ...................................         10,431           9,177
Other liabilities ................................................................          3,034           1,657
                                                                                     ------------    ------------
      Total liabilities ..........................................................        434,039         226,892
                                                                                     ------------    ------------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
       none issued ...............................................................             --              --
   Common stock, par value $.01 per share: 19,000,000 shares authorized;
      6,421,152 shares issued and 6,137,967 outstanding, and 5,346,583 shares
      issued and outstanding at March 31, 2007 ...................................             64              53
    Paid-in capital ..............................................................         56,358          42,742
   Retained earnings .............................................................         18,706          18,521
   Accumulated other comprehensive income (loss) .................................              5            (358)
   Treasury stock, 251,413 shares at December 31, 2007 and none at March 31, 2007.         (2,989)             --
   Unearned ESOP shares, 283,185 shares at December 31, 2007 and 317,063 at
      March 31, 2007 .............................................................         (2,428)         (2,666)
   Unearned shares, stock-based incentive plan, 83,989 shares at December 31,
      2007 and 95,786 shares at March 31, 2007 ...................................           (847)         (1,026)
                                                                                     ------------    ------------
      Total stockholders' equity .................................................         68,869          57,266
                                                                                     ------------    ------------
      Total liabilities and stockholders' equity .................................   $    502,908    $    284,158
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

                                                        1

                                    NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Income

                                                     (Unaudited)
                                      (In thousands, except per share amounts)

                                                                          Three Months Ended      Nine Months Ended
                                                                              December 31,           December 31,
                                                                              ------------           ------------
                                                                            2007       2006       2007        2006
                                                                          --------   --------   --------    --------
Interest and dividend income:
    Interest on loans .................................................   $  6,333   $  3,095   $ 15,333    $  8,294
    Interest and dividends on securities:
       Taxable ........................................................        821        586      2,081       1,667
       Tax-exempt .....................................................        123        106        326         301
    Dividends on Federal Home Loan Bank stock .........................         44         24        119          64
    Interest on federal funds sold, interest-bearing deposits and
       dividends on money market mutual funds .........................        175        120        722         865
                                                                          --------   --------   --------    --------
       Total interest and dividend income .............................      7,496      3,931     18,581      11,191
                                                                          --------   --------   --------    --------

Interest expense:
    Interest on deposits ..............................................      2,917      1,104      6,843       3,005
    Interest on advanced payments by borrowers for
          taxes and insurance .........................................          4          3          9           9
    Interest on Borrowed funds ........................................        659        334      1,525         838
    Interest on securities sold under agreements to repurchase ........         70         97        310         274
                                                                          --------   --------   --------    --------
       Total interest expense .........................................      3,650      1,538      8,687       4,126
                                                                          --------   --------   --------    --------
       Net interest and dividend income ...............................      3,846      2,393      9,894       7,065
Provision for loan losses .............................................         38         60        208         182
                                                                          --------   --------   --------    --------
       Net interest and dividend income after provision for loan losses      3,808      2,333      9,686       6,883
                                                                          --------   --------   --------    --------

Noninterest income:
    Service charges on deposit accounts ...............................        264        130        642         390
    Gain (loss) on sales and calls of investments, net ................         17          8       (201)         33
    Increase in cash surrender value of life insurance policies .......         41         34        114         108
    Other income ......................................................        112         75        281         142
                                                                          --------   --------   --------    --------
       Total noninterest income .......................................        434        247        836         673
                                                                          --------   --------   --------    --------
Noninterest expense:
    Salaries and employee benefits ....................................      1,948      1,276      5,055       3,678
    Occupancy and equipment expense ...................................        750        398      1,890       1,239
    Advertising and promotion .........................................         67         40        143         120
    Professional fees .................................................        129         81        366         298
    Data processing expense ...........................................        117         84        319         251
    Stationery and supplies ...........................................         50         31        116          83
    Amortization of identifiable intangible assets ....................        134         22        253          67
    Other expense .....................................................        429        259      1,134         694
                                                                          --------   --------   --------    --------
       Total noninterest expense ......................................      3,624      2,191      9,276       6,430
                                                                          --------   --------   --------    --------
       Income before income taxes .....................................        618        389      1,246       1,126
Income taxes ..........................................................        223        125        555         352
                                                                          --------   --------   --------    --------
       Net income .....................................................   $    395   $    264   $    691    $    774
                                                                          ========   ========   ========    ========

 Earnings per share:
          Basic .......................................................   $   0.07   $   0.05   $   0.12    $   0.16
          Diluted .....................................................       0.07   $   0.05       0.12    $   0.15
 Dividends per share ..................................................       0.03   $   0.03       0.09    $   0.09


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                         2

                           NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                          Condensed Consolidated Statements of Cash Flows
                                            (Unaudited)
                                           (In thousands)

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                                2007        2006
                                                                              --------    --------
Cash flows from operating activities:
      Net income ..........................................................   $    691    $    774
      Adjustments to reconcile net income to net cash provided by operating activities:
            Net accretion of fair value adjustments .......................        (90)        (67)
            Amortization of securities, net ...............................        (33)         21
            Loss (gain) on sales and calls of investments, net ............        201         (33)
            Provision for loan losses .....................................        208         182
            Change in deferred loan origination fees ......................       (139)       (146)
            Depreciation and amortization .................................        562         384
            Amortization of trust preferred ...............................         31
            Loss on disposal of equipment .................................         --           2
            Increase in accrued interest receivable .......................       (167)       (364)
            Deferred income tax benefit ...................................       (240)       (114)
            Increase in cash surrender value of life insurance policies....       (114)       (108)
            Decrease in prepaid expenses and other assets .................        475          83
            Amortization of identifiable intangible assets ................        253          67
            Increase in accrued expenses and other liabilities ............          8         315
            ESOP shares released ..........................................        417         138
            Compensation cost for stock option plan .......................        164         400
            Compensation cost for stock-based incentive plan ..............        179         128
                                                                              --------    --------

      Net cash provided by operating activities ...........................      2,406       1,662
                                                                              --------    --------

Cash flows from investing activities:
            Purchases of available-for-sale securities ....................    (32,819)    (16,782)
            Proceeds from sales of available-for-sale securities ..........     14,226       7,706
            Proceeds from maturities of available-for-sale securities .....     16,068       3,971
            Cash acquired from First Valley Bancorp, Inc., net of
                cash paid of $12,417 ......................................      6,590
            Purchases of Federal Home Loan Bank stock .....................       (775)       (551)
            Loan originations and principal collections, net ..............    (33,325)    (37,615)
            Purchases of loans ............................................     (2,610)    (13,952)
            Sales of loans ................................................      2,762       5,434
            Proceeds from maturities of interest-bearing time
                deposits with other banks .................................        987          --
            Cash received from life insurance policy ......................         30       2,049
            Investments in life insurance policies ........................         (5)         (7)
            Capital expenditures - premises and equipment .................       (229)       (322)
                                                                              --------    --------

            Net cash used in investing activities .........................    (29,100)    (50,069)
                                                                              --------    --------

Cash flows from financing activities:
            Net increase (decrease) in demand, NOW,
                money market and savings accounts .........................      3,170       1,537
            Net increase in time deposits .................................      6,778       2,938
            Net decrease in advanced payments by borrowers for taxes and
                insurance .................................................        516         283
            Proceeds from Federal Home Loan Bank long-term advances .......     22,824      17,879
            Principal payments on Federal Home Loan Bank long-term advances     (5,849)     (6,177)
            Net increase in securities sold under agreement to repurchase .      1,254       2,505
            Exercise of stock options .....................................         40          --
            Purchase of stock for stock-based plans .......................         --      (1,020)
            Payments of cash dividends on common stock ....................       (506)       (449)
            Purchase of treasury stock ....................................     (2,989)         --
                                                                              --------    --------

Net cash provided by financing activities .................................     25,238      17,496
                                                                              --------    --------

Net increase (decrease) in cash and cash equivalents ......................     (1,456)    (30,911)
Cash and cash equivalents at beginning of period ..........................     18,640      38,656
                                                                              --------    --------
Cash and cash equivalents at end of period ................................   $ 17,184    $  7,745
                                                                              ========    ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 3


                      NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)
                                     (In thousands)

Supplemental disclosures:
            Interest paid ........................................   $  8,673   $  4,070
            Income taxes paid ....................................        730        158

Acquisition of First Valley Bancorp:
  Assets acquired
            Cash and cash equivalents ............................   $ 19,013   $     --
            Investments in available-for-sale securities .........     22,648         --
            Federal Home Loan Bank stock, at cost ................        602         --
            Loans, net of allowance for loan losses ..............    141,041         --
            Premises and equipment, net ..........................      2,946         --
            Accrued interest receivable ..........................        836         --
            Deferred income taxes, net ...........................        105         --
            Other assets .........................................        928         --
            Identifiable intangible assets .......................      2,459         --
                                                                     --------   --------
  Total assets acquired ..........................................         --    190,578

  Liabilities assumed
            Deposits .............................................    168,370         --
            Advanced payments by borrowers for taxes and insurance        192         --
            Borrowed funds .......................................      8,513         --
            Other liabilities ....................................      1,369         --
                                                                     --------   --------
  Total liabilities assumed ......................................    178,444         --
                                                                     --------   --------

Net assets acquired ..............................................     12,134         --

Acquisition costs ................................................     25,666         --
                                                                     --------   --------

Goodwill .........................................................   $ 13,532   $     --






       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           4

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

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At December 31, 2007, the Association operated from eight locations in Connecticut.

         Valley Bank. Valley Bank is a state chartered commercial bank that commenced operations on November 15, 1999. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. At December 31, 2007, the Bank operated from four locations in Connecticut.

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

NOTE 3 - Earnings Per Share (EPS)

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 123,563 anti-dilutive shares for the three and nine months ended December 31, 2007 and 108,563 anti-dilutive shares for the nine months ended December 31, 2006 (there were no anti-dilutive shares for the three months ended December 31, 2006). Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

                                         Quarter Ended    Nine Months Ended
                                          December 31,       December 31,
                                         ---------------   ---------------
(In thousands, except per share data)     2007     2006     2007     2006
                                         ------   ------   ------   ------
Net income                               $  395   $  264   $  691   $  774
Weighted average common shares
  outstanding for computation of basic
  EPS                                     5,888    4,934    5,567    4,952
Effect of dilutive stock options and
  stock awards                              166      209      167      170
                                         ------   ------   ------   ------

Weighted average common shares for
  computation of diluted EPS              6,054    5,143    5,734    5,122
                                         ------   ------   ------   ------
Earnings per share:
  Basic                                  $ 0.07   $ 0.05   $ 0.12   $ 0.16
  Diluted                                $ 0.07   $ 0.05   $ 0.12   $ 0.15
----------------------------------------------------------------------------

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

NOTE 5 - Stock-Based Incentive Plan

         At December 31, 2007, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R required the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that began after December 15, 2005. For the nine months ended December 31, 2007 and 2006, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the nine months ended December 31, 2007 and 2006 for the granting of stock options under the plans was $164,000 and $138,000, respectively. During the nine months ended December 31, 2007, the Company granted 15,000 options.

         The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the nine months ended December 31, 2007 and 2006 was $180,000 and $128,000, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

    Comparison of Financial Condition at December 31, 2007 and March 31, 2007

Assets

         Total assets were $502.9 million at December 31, 2007, an increase of $218.8 million compared to $284.2 million at March 31, 2007. The increase in total assets was primarily the result of the acquisition of First Valley Bancorp and the subsequent loan growth in each of the bank subsidiaries. Compared to March 31, 2007 assets increased due to a $174.1 million increase in net loans, a $25.6 million increase in available-for-sale investments, and a $15.7 million increase in goodwill and identifiable intangible assets, partially offset by a $1.5 million decrease in cash and cash equivalents. At December 31, 2007, commercial loans comprise 55.6% of the total loan portfolio compared to 37.9% at March 31, 2007.

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

                                        December 31, 2007     March 31, 2007
                                        -----------------     --------------
                                              (Dollars in thousands)
         Allowance for loan losses          $  3,960             $  1,875
         Gross loans outstanding             376,554              200,322
         Nonaccrual loans                        819                  824
         Allowance/Loans outstanding            1.05%                0.94%
         Allowance/Nonperforming loans        483.52%              227.55%

         The $819,000 balance of non-accrual loans at December 31, 2007 was comprised of six loans totaling from Enfield Federal; there were no nonaccrual loans from Valley Bank. The six nonaccrual loans at December 31, 2007 were three residential loans and three consumer loans. The $824,000 balance of nonaccrual loans at March 31, 2007 was comprised of six loans from Enfield Federal.

 Past due and Nonperforming Loans

         The following table sets forth information regarding past due loans:

                                       December 31, 2007      March 31, 2007
                                       -----------------      --------------
                                                   (In thousands)
Past due 30 days through 89 days            $ 4,654               $3,415
Past due 90 days or more                        631                   --

         The $4.7 million balance of loans 30 days through 89 days past due at December 31, 2007 was comprised of $3.0 million from Enfield Federal and $1.6 million from Valley Bank. The $631,000 of loans past due 90 days or more at December 31, 2007 is from Enfield Federal. The $3.4 million balance at March 31, 2007 was comprised entirely of loans from Enfield Federal.

Liabilities

         Total liabilities were $434.0 million at December 31, 2007, an increase of $207.1 million compared to $226.9 million at March 31, 2007. The increase in total liabilities was caused primarily by a $178.3 million increase in total deposits, a $25.5 million increase in borrowed funds, a $1.3 million increase in securities sold under agreements to repurchase, and a $1.4 million increase in other liabilities. At December 31, 2007, deposits are comprised of savings accounts totaling $55.4 million, money market deposit accounts totaling $56.2 million, demand accounts totaling $50.1 million, and certificate of deposits totaling $198.2 million. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

         Total stockholders' equity increased $11.6 million to $68.9 million at December 31, 2007 from $57.3 million at March 31, 2007. The increase was caused by $13.2 million in stock issued in conjunction with the First Valley Bancorp merger, net income of $691,000, a $179,000 decrease in unearned shares due to the vesting of restricted shares, stock option expense, net of taxes, of $149,000, and a $363,000 decrease in accumulated other comprehensive loss, partially offset by $3.0 million purchases of treasury stock and $660,000 of dividends declared.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

General

         The Company's results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income, primarily from fees and service charges. Gains on sales of securities and increases in cash surrender value of life insurance policies are additional sources of noninterest income. The Company's noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising and promotion, data processing, professional fees and other operating expense.

Net Income

         For the three months ended December 31, 2007, the Company reported net income of $395,000, an increase of $131,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended December 31, 2007 were each $0.07, compared to $0.05 for the quarter ended December 31, 2006. The increase in net income was due primarily to a $1.5 million increase in net interest and dividend income, a $187,000 increase in noninterest income, and a $22,000 decrease in the provision for loan losses, partially offset by a $1.4 million increase in noninterest expense and a $98,000 increase in income taxes.

Net Interest and Dividend Income

         Net interest and dividend income for the three months ended December 31, 2007 totaled $3.8 million compared to $2.4 million for the same period in 2006. This represented an increase of $1.4 million or 60.7%. The change in net interest and dividend income was primarily due to a $200.8 million increase in average interest-earning assets, partially offset by a $187.9 million increase in average interest-bearing liabilities. The net interest margin decreased from 3.79% for the quarter ended December 31, 2006 to 3.40% for the quarter ended December 31, 2007. The interest rate spread also decreased from 3.08% for the quarter ended December 31, 2006 to 2.81% for the current year period.

         Interest and dividend income amounted to $7.5 million and $3.9 million for the three months ended December 31, 2007 and 2006, respectively. Average interest-earning assets were $456.5 million for the quarter ended December 31, 2007, an increase of $200.8 million, or 78.5%, compared to $255.7 million for the quarter ended December 31, 2006. The increase in average interest-earning assets resulted primarily from the acquisition of First Valley Bancorp and asset growth of the consolidated entity. The yield earned on average interest-earning assets increased to 6.57% for the three months ended December 31, 2007 from 6.18% for the three months ended December 31, 2006 due primarily to the acquisition of higher-yielding loans.

         Interest expense for the quarter was $3.6 million, an increase of $2.1 million, or 137.3%, from the $1.5 million reported in the same quarter last year. Average interest-bearing liabilities grew $187.9 million during the quarter ended December 31, 2007 from $197.1 million to $385.0 million primarily due to the acquisition of First Valley Bancorp. The average rate paid on interest-bearing liabilities increased to 3.76% for the quarter ended December 31, 2007 from 3.10% for the year ago period, due primarily to the increase in the Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 3.92% for the quarter ended December 31, 2006 to 4.52% for the current year quarter as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the quarters ended December 31, 2007 and 2006 was $38,000 and $60,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality.

Noninterest Income

         For the quarter ended December 31, 2007, noninterest income was $434,000 compared to $247,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $134,000 in service charges on deposit accounts, primarily due to the inclusion of Valley Bank, and a $37,000 increase in other income. The increase in other income was due to $48,000 of investment services income and $13,000 of income on sold loans from the Company's new subsidiary, Valley Bank.

Noninterest Expense

         Noninterest expense for the quarter ended December 31, 2007 was $3.6 million, an increase of $1.4 million, or 65.4%, from $2.2 million in the quarter ended December 31, 2006. Salaries and employee benefits increased $672,000, occupancy and equipment expenses increased $352,000, professional fees increased $48,000, amortization of identifiable intangible assets increased $112,000 and other noninterest expense increased $170,000, all of which was due primarily to the acquisition of First Valley Bancorp.

Provision for Income Taxes

         The income tax provision for the quarter ended December 31, 2007 was $223,000 compared to $125,000 for the quarter ended December 31, 2006. The effective tax rate increased from 32.1% for the quarter ended December 31, 2006 to 36.1% for the current year quarter. The increase in the effective tax rate was caused primarily by the decrease in tax-exempt income, and the increase of tax-exempt expenses.

Comparison of Operating Results for the Nine Months Ended December 31, 2007 and 2006

Net Income

         For the nine months ended December 31, 2007, the Company reported net income of $691,000, a decrease of $83,000 compared to the year ago period. Basic and diluted earnings per share for the nine months ended December 31, 2007 were each $0.12, and for the nine months ended December 31, 2006 were each $0.16 and $0.15, respectively. The decrease in net income was due primarily to a $2.8 million increase in noninterest expense, a $203,000 increase in income tax expense, and a $26,000 increase in the provision for loan losses, partially offset by a $2.8 million increase in net interest and dividend income and a $163,000 increase in noninterest income.

Net Interest and Dividend Income

         Net interest and dividend income for the nine months ended December 31, 2007 totaled $9.9 million compared to $7.1 million for the same period in 2006. This represented an increase of $2.8 million or 40.0%. The change in net interest and dividend income was primarily due to a $128.8 million increase in average interest-earning assets, partially offset by a $121.6 million increase in average interest-bearing liabilities. The net interest margin decreased from 3.84% for the nine months ended December 31, 2006 to 3.53% for the nine months ended December 31, 2007, and the interest rate spread decreased from 3.17% for the nine months ended December 31, 2006 to 2.89% for the current year period.

         Interest and dividend income amounted to $18.6 million and $11.2 million for the nine months ended December 31, 2007 and 2006, respectively.
Average interest-earning assets were $378.6 million for the nine months ended December 31, 2007, an increase of $128.8 million, or 51.6%, compared to $249.8 million for the nine months ended December 31, 2006. The increase in average interest-earning assets resulted primarily from the growth in the loan portfolio and investments, due primarily to the First Valley Bancorp acquisition. The yield earned on average interest-earning assets increased to 6.57% for the nine months ended December 31, 2007 from 6.03% for the nine months ended December 31, 2006 due primarily to the acquisition of higher-yielding loans from First Valley Bancorp.

         Interest expense for the nine months ended December 31, 2007 was $8.7 million, an increase of $4.6 million, or 110.5%, from the $4.1 million reported in the same nine months last year. Average interest-bearing liabilities grew $121.7 million during the nine months ended December 31, 2007 from $191.7 million to $313.4 million due to the acquisition of First Valley Bancorp. The average rate paid on interest-bearing liabilities increased to 3.68% for the nine months ended December 31, 2007 from 2.86% for the year ago period, due primarily to the increase in Federal Home Loan Bank advances and securities sold under agreements to repurchase, which carry higher rates than deposits. In addition, the average rate paid on certificates of deposit increased from 3.64% for the nine months ended December 31, 2006 to 4.50% for the current year nine months as competition has increased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the nine months ended December 31, 2007 and 2006 was $208,000 and $182,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality as reflected in the increased allowance to nonperforming loans ratio.

Noninterest Income

         For the nine months ended December 31, 2007, noninterest income was $836,000 compared to $673,000 in the same nine months a year ago. The increase in noninterest income was primarily due to a $252,000 increase in service charges on deposit accounts and an increase of $139,000 in other income, partially offset by a net loss on sales and calls of securities of $201,000 for the nine months ended December 31, 2007, compared to a $33,000 gain in the prior year period.

Noninterest Expense

         Noninterest expense for the nine months ended December 31, 2007 was $9.3 million, an increase of $2.8 million, or 44.3%, from $6.4 million in the nine months ended December 31, 2006. Salaries and employee benefits increased $1.4 million, occupancy and equipment expenses increased $651,000, data processing expense increased $68,000, amortization of identifiable intangible assets increased $186,000 and other noninterest expense increased $440,000, all of which was due primarily to the acquisition of First Valley Bancorp.

Provision for Income Taxes

         The income tax provision for the nine months ended December 31, 2007 was $555,000 compared to $352,000 for the nine months ended December 31, 2006. The effective tax rate increased from 31.3% for the nine months ended December 31, 2006 to 44.5% for the current year nine months. The increase in the effective tax rate was caused primarily by the $199,000 capital loss, which is included in the loss on sale of investments, which is not tax deductible in the current period.

Liquidity and Capital Resources

         The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Association's and Valley Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Association and Valley Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association and Valley Bank had Federal Home Loan Bank borrowings as of December 31, 2007 of $55.2 million with unused borrowing capacity of $41.5 million.

         The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the nine months ended December 31, 2007 and 2006, the Company originated loans, net of principal paydowns of approximately $33.3 million and $17.3 million, respectively. Purchases of investment securities totaled $32.8 million and $11.7 million for the nine months ended December 31, 2007 and 2006, respectively.

         Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $360.0 million at December 31, 2007, a $178.3 million increase from the $181.7 million balance at March 31, 2007. Deposits assumed in conjunction with the merger with First Valley Bancorp comprised $168.4 million of the increase.

         At December 31, 2007, the Company had outstanding commitments to originate $23.2 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $37.9 million. In addition, the Company had $1.8 million of commercial letters of credit. Management of the Association and Valley Bank anticipate that they will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less at December 31, 2007 totaled $162.7 million, or 45.2% of total deposits. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the

Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

         Enfield Federal Savings was "well capitalized" under regulatory guidelines at December 31, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at December 31, 2007.

 (dollars in thousands)
                                Required             Enfield Federal
                                --------             ---------------
 Tier 1 Capital                     4%               $25,010   8.87%
 Total Risk-Based Capital           8%               $27,025  14.89%
 Tier 1 Risk-Based Capital          4%               $25,010  13.78%

         Valley Bank was "well capitalized" under regulatory guidelines at December 31, 2007 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at December 31, 2007.

 (dollars in thousands)
                                 Required              Valley Bank
                                 --------            ---------------
 Tier 1 Capital                     4%               $23,923  11.56%
 Total Risk-Based Capital           8%               $25,856  14.52%
 Tier 1 Risk-Based Capital          4%               $23,923  14.52%


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

         For the nine months ended December 31, 2007, neither the Association nor Valley Bank engaged in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

         The Company repurchased 250,000 shares of its common stock in the quarter ended December 31, 2007 as follows:

                                                                      Average
For the three months ended                          Total shares      price paid
December 31, 2007                                   repurchased       per share
--------------------------------------------------------------------------------

October                                                     ---         $   ---
November                                                250,000           11.89
December                                                    ---             ---
--------------------------------------------------------------------------------
Total                                                   250,000         $ 11.89
--------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits.
         --------

         3.1     Articles of Incorporation of New England Bancshares, Inc. (1)
         3.2     Bylaws of New England Bancshares, Inc. ((2))
         4.1     Specimen stock certificate of New England Bancshares, Inc.((2))
         31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                 Officer
         31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                 Officer
         32.1    Section 1350 Certification of Chief Executive Officer
         32.2    Section 1350 Certification of Chief Financial Officer

         -----------------------------
         (1)     Incorporated   by   reference   into  this  document  from  the
                 Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.

         ((2)) Incorporated by reference into this document from Exhibit 3.1 to the Form 8-K as filed with the Securities and Exchange Commission on October 11, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW ENGLAND BANCSHARES, INC.


Dated: February 13, 2007          By:   /s/ Scott D. Nogles
       -----------------                ----------------------------------------
                                        Scott D. Nogles
                                        Chief Financial Officer


Dated: February 13, 2007          By:   /s/ David J. O'Connor
       -----------------                ----------------------------------------
                                        David J. O'Connor
                                        Chief Executive Officer