Form 10-K
period 2008-03-31
New England Bancshares, Inc.
filed 2008-06-27
CIK 1338248

SECURITIES AND EXCHANGE COMMISSION
                                 100 F Street NE
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2008
                                       or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to  ____________________

                           Commission File No. 0-51589

                             New England Bancshares
                             ----------------------
             (Exact name of registrant as specified in its charter)

                     Maryland                             04-3693643
         -------------------------------             ---------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification Number)

     855 Enfield Street, Enfield, Connecticut                06082
     ----------------------------------------                -----
     (Address of Principal Executive Offices)              Zip Code

                                 (860) 253-5200
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                       The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:   None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [_] NO [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_] NO [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. as defined in Rule 12b-2 of the Exchange Act).

         Large accelerated filer  [_]              Accelerated filer [_]
         Non-accelerated filer [_]                 Smaller reporting company [X]
         (Do not check box if a smaller
          reporting company)

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

         As of June 2, 2008, there were outstanding 5,995,792 shares of the Registrant's Common Stock.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 2, 2008, is $56,529,722.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Proxy Statement for the 2008 Annual Meeting of Stockholders
                         of the Registrant (Part III).

                                      INDEX


                                                                            PAGE
PART I
ITEM 1.       DESCRIPTION OF BUSINESS..........................................1
ITEM 1A.      RISK FACTORS....................................................17
ITEM 1B.      UNRESOLVED STAFF COMMENTS.......................................18
ITEM 2.       PROPERTIES......................................................19
ITEM 3.       LEGAL PROCEEDINGS...............................................20
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............20

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...............20
ITEM 6.       SELECTED FINANCIAL DATA.........................................21
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS.......................................21
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......45
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................47
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................78
ITEM 9A(T).   CONTROLS AND PROCEDURES.........................................78
ITEM 9B.      OTHER INFORMATION...............................................79

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..........79
ITEM 11.      EXECUTIVE COMPENSATION..........................................80
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS.................................81
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
              DIRECTOR INDEPENDENCE...........................................81
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................82

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL SATEMENT SCHEDULES.......................82

SIGNATURES ...................................................................83

This annual report on Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe the Company's future plans, strategies and expectations. These forward-looking statements may be identified by the use of such words as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Company's operations include, but are not limited to, the items described in "Risk Factors" appearing in Part I, Item 1A of this annual report and changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         New England Bancshares, Inc. New England Bancshares, Inc. (the "Company") is a Maryland corporation, which was organized in 2005. In December 2005, New England Bancshares, Inc. became the holding company parent of Enfield Federal Savings following the completion of the "second-step" mutual-to-stock conversion of Enfield Mutual Holding Company. Reference is made to "New England Bancshares" or the "Company" for periods both before and after the second-step conversion. The principal assets of the Company are its investments in Enfield Federal Savings and Loan Association (the "Association" or "Enfield Federal") and Valley Bank (the "Bank" or "Valley Bank"). In the second-step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into the Association. Shareholders of the Company immediately prior to the completion of the second-step conversion received 2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued.

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

         On July 12, 2007 the Company acquired First Valley Bancorp, Inc., Bristol, Connecticut. First Valley Bancorp was the holding company for Valley Bank, Bristol, Connecticut. Under the terms of the transaction, shareholders of First Valley Bancorp received 0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock for a total of 1,068,625 shares and $10.8 million. In addition, the Company incurred cash payments for transaction expenses, payout of stock options and employee expenses totaling $2.4 million, creating $13.6 million of goodwill.

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. In June 2002, the Association reorganized from the mutual form of organization to the mutual holding company structure. In December 2003, the Association acquired Windsor Locks Community Bank, FSL. At March 31, 2008, the

Association operated from eight locations in Connecticut and had total assets of $288.9 million and total deposits of $189.2 million.

         Valley Bank. The Bank, incorporated in 1999, is a state chartered commercial bank headquartered in Bristol, Connecticut. The Bank's deposits are insured by the FDIC. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in commercial real estate loans, and commercial and small business loans. At March 31, 2008, the Bank operated from four locations in Connecticut and had total assets of $231.6 million and total deposits of $181.1 million.


New England Bancshares' Website and Availability of Securities and Exchange Commission Filings

         New England Bancshares' internet website is www.enfieldfederal.com. New
                                                     ----------------------
England Bancshares makes available free of charge on or through its website its annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and any amendments to these reports filed or furnished pursuant to the Securities and Exchange act of 1934, as soon as reasonably practicable after New England Bancshares electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Except as specifically incorporated by reference into this annual report, information on our website is not a part of this annual report.

Market Area

         The Association conducts its operations through its main office and one additional branch office in Enfield and the branch offices in Broad Brook, East Windsor, Manchester, Ellington, Suffield and Windsor Locks, Connecticut. Deposits are gathered from, and lending activities are concentrated primarily in the towns of, and the communities contiguous to, its branch offices.

         The Bank conducts its operations through its main office and one other branch office in Bristol and branch offices in Terryville and Southington, Connecticut. Deposits are gathered from, and lending activities are concentrated primarily in the towns of, and the communities contiguous to, its branch offices.

         According to published statistics, Hartford County's 2006 population was approximately 882,000 and consisted of approximately 344,000 households. The population increased approximately 2.1% from 2000. Per capita income in 2005 for Hartford County was approximately $32,000, which was less than the Connecticut average of approximately $35,000. Likewise, median household income for Hartford County was $59,000, compared to approximately $63,000 for Connecticut.

Competition

         We face intense competition both in making loans and attracting deposits. As of June 30, 2007, the most recent date for which data is available from the FDIC, we held approximately 1.3% of the deposits in Hartford County, which was the 10th largest share of deposits out of 30 financial institutions in the county. North-central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than we do and may offer products and services that we do not provide.

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

Lending Activities

         General. The largest segments of our loan portfolio are residential real estate loans and commercial real estate loans. The other significant segments of our loan portfolio are commercial loans, construction loans and consumer loans. We originate loans for investment purposes.

         Residential Loans. At March 31, 2008, residential loans, excluding home equity loans and lines of credit, totaled $126.4 million or 33.6% of total loans. At March 31, 2008, 84.2% of our residential loans were fixed-rate and 15.8% were adjustable-rate.

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

         The Association offers its full-time employees who satisfy certain criteria and our general underwriting standards fixed- and adjustable-rate residential mortgage loans with reduced interest rates that are currently 50 basis points below the rates offered to our other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. Currently, the Bank does not offer this type of program. As of March 31, 2008, we had $3.5 million of employee mortgage rate loans, or 0.94% of net loans.

         Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At March 31, 2008, home equity loans and equity lines of credit totaled $31.9 million, or 8.5% of total loans. Additionally, at March 31, 2008, the unadvanced amounts of home equity lines of credit totaled $8.1 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

         The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. We will offer home equity loans with maximum combined loan-to-value ratios of 90%, provided that loans in excess of 80% will be charged a higher rate of interest. A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the Association requires the borrower to pay back the amount outstanding under the line of credit over a term not to exceed 10 years, beginning at the end of the 10-year period. After the initial 10-year period, the Bank requires the borrower to pay back the amount outstanding in full.

         Commercial Real Estate Loans. We originate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. At March 31, 2008, commercial real estate loans totaled $138.5 million, or 36.8% of total loans. Our commercial real estate loans are generally made with terms of up to 25 years. These loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal plus a margin of 100 basis points or the five-year Federal Home Loan Bank (the "FHLB") Classic Advance Rate plus a margin of 225 to 325 basis points. At March 31, 2008, the largest commercial real estate loan was a $3.8 million loan, which was secured by three car wash locations. This loan was performing according to its terms at March 31, 2008. We generally do not make these loans with loan-to-value ratios exceeding 80%.

         Construction Loans. We originate construction loans to individuals for the construction and acquisition of personal residences. At March 31, 2008, residential construction loans amounted to $4.3 million, or 1.1% of total loans. At March 31, 2008, the unadvanced portion of these construction loans totaled $1.2 million. Our residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 90% of the appraised value or cost of the project, whichever is less. At March 31, 2008, the largest residential construction loan commitment was for $1.1 million, all of which was disbursed. The loan was performing according to its terms at March 31, 2008.

         We make construction loans for commercial and residential development projects. The projects include subdivision, multi-family, apartment, small industrial, retail and office buildings. These loans generally have an interest-only phase during construction, which is usually 12 months, and then convert to permanent financing. Disbursements of funds are at the sole discretion of the Association and Bank and are based on the progress of construction. At March 31, 2008, commercial construction loans totaled $16.8 million, or 4.5% of total loans. At March 31, 2008, the unadvanced portion of these construction loans totaled $8.0 million. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised value or cost of the project, whichever is less. At March 31, 2008, the largest commercial loan commitment was for $3.0 million, $2.4 million of which was disbursed. The loan was performing according to its terms at March 31, 2008.

         Commercial Loans. At March 31, 2008, we had $52.0 million in commercial loans, which amounted to 13.8% of total loans. In addition, at such date, we had $19.5 million of unadvanced commercial lines of credit. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to the two-, five- or ten-year FHLB Amortizing Advance Rate, as corresponds to the term of the loan, plus a margin. The Company generally does not make unsecured commercial loans.

         When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. At March 31, 2008, our largest commercial loan was a $2.9 million loan secured by all business assets. This loan was performing according to its original terms at March 31, 2008.

         Consumer Loans. We offer fixed rate loans secured by mobile homes. These loans have terms up to 25 years and loan to values up to 90% of the home's value and require that the borrower obtain hazard insurance. At March 31, 2008, mobile home loans totaled $3.1 million or 0.8% of total loans and 50.0% of consumer loans. We also offer fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide. At March 31, 2008, automobile loans totaled $1.9 or 0.5% of total loans and 29.5% of consumer loans. For the fiscal year ended March 31, 2008, the Company originated $1.8 million of mobile home loans.

         Other consumer loans at March 31, 2008 amounted to $1.3 million, or 0.3% of total loans and 20.5% of consumer loans. These loans include secured and unsecured personal loans. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit.

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

         Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family and commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history, and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Independent appraisals and environmental surveys are generally required for commercial real estate loans of $250,000 or more.

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

         Loan Originations, Purchases and Sales. Our mortgage lending activities are conducted by our salaried loan representatives. We underwrite all loans that we originate under our loan policies and procedures, which model those of Fannie Mae and Freddie Mac. We originate both adjustable-rate and fixed-rate mortgage loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

         We generally retain most of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. The sales occur at time of origination; therefore no loans have been classified as held-for-sale. We sold $2.6 million of these loans in fiscal 2008 and $1.6 million in fiscal 2007. In fiscal 2007, the Association commenced selling long-term, fixed rate residential loans to the Federal Home Loan Bank (the "FHLB") to assist with managing our interest rate risk and increasing our net interest margin. Loans are sold with servicing retained and the loans have recourse to the Company on a formula basis. The Association sold $538,000 of these loans in fiscal 2008. The Bank originates and sells one- to four-family residential loans to several mortgage brokers and mortgage bankers. One such arrangement requires the Bank to repurchase any loans which become delinquent within four months after the date of sale; no such repurchases have been required. The Bank sold $3.9 million of these loans in fiscal 2008.

         We purchase participation interests from other community-based financial institutions, primarily commercial real estate loans, commercial construction loans, commercial loans and residential loans. Such loans totaled $34.5 and $22.1 million at March 31, 2008 and 2007, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender. We have not historically purchased any whole loans. However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

         Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management, reviewed by the Executive Credit Committee of the Boards of Directors and approved by the Association's and Bank's Board of Directors. The Executive Credit Committee consists of 5 independent directors of the Association's or Bank's Board of Directors and the Chief Executive Officer and President of the Company. One of the independent directors serves as the Chairman of the Committee. The Senior Loan Officer of the Association and Bank also serve as non-voting members of the committee. Each individual's lending authority limit is based on his or her experience and capability and reviewed annually by the Association's and Bank's board. Loan approvals consist of at least 2 management signatures with the higher lending authority determining the level of approval. Any extension of credit that exceeds management's authority requires the approval of the Association's or Bank's Credit Committee. The Association's and Bank's Credit Committee can approve extensions of credit in amounts up to $1.5 million. Extensions of credit between $1.5 million and $4.5 million must be approved by the Executive Credit Committee. Any extensions of credit which would exceed $4.5 million for the Company also require the approval of each subsidiaries' Board of Directors. Notwithstanding individual and joint lending authority, board approval is required for any request involving any compromise of indebtedness, such as the forgiveness of unpaid principal, accrued interest, accumulated fees, or acceptance of collateral or other assets in lieu of payment.

         Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans , and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers.

Investment Activities

         The Boards of Directors of the Association and the Bank review and approve the respective investment policies annually. The Boards of Directors are responsible for establishing policies for conducting investment activities, including the establishment of risk limits. The Boards of Directors review the investment portfolio and review investment transactions on a monthly basis and is responsible for ensuring that the day-to-day management of the investment portfolio is conducted by qualified individuals. The Boards of the Association and the Bank have directed the Association and the Bank to implement investment policies based on the Boards' established guidelines as reflected in the respective written investment policies, and other established guidelines, including those set periodically by the Asset/Liability Management Committees. The Association and the Bank present the respective Asset/Liability Management Committees with potential investment strategies and investment portfolio performance reports, on a quarterly basis.

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

         We have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and auction market securities. We primarily invest in: U.S. agency obligations; collateralized mortgage obligations and mortgage-backed securities; municipal obligations; and equity investments. With respect to municipal obligations, our investment policy provides that all municipal issues must be rated investment grade or higher to qualify for its portfolio. If any such municipal issues in our investment portfolio are subsequently downgraded below the minimum requirements, it is our general policy to liquidate the investment.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

         Deposit Accounts. Substantially all of our depositors are residents of the State of Connecticut. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook and savings accounts, and certificates of deposit. At March 31, 2008, core deposits, which consist of savings, demand, NOW and money market accounts, comprised 45.8% of our deposits. We do not currently utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not to be the market leader.

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

         Borrowings. We utilize advances from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As members, the Association and Bank are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

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

Financial Services

         In 2006 the Bank started offering full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. The services provided by the Bank through Riverside Investment Services include mutual funds, life insurance, tax and estate planning, and investment portfolio analysis. The Bank has a broker/dealer relationship with Linsco/Private Ledger. For the period ended March 31, 2008 the Bank recorded income of $127,000 from such services.

         The Association has a partnership with a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates an office at Enfield Federal and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Association receives a portion of the commissions generated by Infinex from sales to customers. For the years ended March 31, 2008 and 2007, the Association received fees of $17,000 and $41,000, respectively, through the relationship with Infinex.

Personnel

         As of March 31, 2008, we had 101 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.


                           REGULATION AND SUPERVISION

General

         As a bank holding company, New England Bancshares is required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Federal Reserve. Enfield Federal, as a federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposit insurer. Valley Bank, as a state commercial bank, is subject to extensive regulation, examination and supervision by the Connecticut Department of Banking, as its primary state regulator, and the Federal Deposit Insurance Corporation, as its deposit insurer. Both Enfield Federal and Valley Bank are members of the Federal Home Loan Bank System. Enfield Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision conducts periodic examinations to test Enfield Federal's safety and soundness and compliance with various regulatory requirements. Valley Bank must file reports with the Connecticut Department of Banking and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Connecticut Department of Banking and the Federal Deposit Insurance Corporation conduct periodic examinations to test Valley Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, Connecticut Department of Banking, the Federal Deposit Insurance Corporation, the Federal Reserve Board or the United States Congress, could have a material adverse impact on New England Bancshares, Enfield Federal, Valley Bank and their operations.

         Certain of the applicable regulatory requirements are referred to below. This description of statutory provisions and regulations applicable to savings institutions and their holding companies does not purport to be a complete description of such statutes and regulations and their effect on New England Bancshares, Enfield Federal and Valley Bank and is qualified in its entirety by reference to the actual statutes and regulations involved.

Federal Banking Regulation

         Business Activities. The activities of Enfield Federal, a federal savings association, are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets. The activities of Valley Bank, a state commercial bank, are governed by the Connecticut Department of Banking and the FDIC, which regulate, among other things, the scope of the business of a bank, the investments a bank must maintain, the nature and amount of collateral for certain loans a bank makes, the establishment of branches and the activities of a bank with respect to mergers and acquisitions.

         Loans-to-One-Borrower Limitations. Enfield Federal and Valley Bank are generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Association's and Bank's total loans or extensions of credit to a single borrower cannot exceed 15% of its unimpaired capital and surplus. They may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2008, Enfield Federal's and Valley Bank's loans-to-one borrower limitation were $4.1 million and $3.9 million, respectively. Enfield Federal's and Valley Bank's largest aggregate outstanding balance of loans to one borrower was $5.6 million and $3.7 million, respectively.

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

         If Enfield Federal fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter. Enfield Federal met the QTL test at March 31, 2008, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

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

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2008, Enfield Federal met each of its capital requirements.

         The following table presents the Association's capital position at March 31, 2008.

                                                               OTS Minimum
                                                          Capital Requirements
                                                          ---------------------
                                     Actual      Ratio      Actual      Ratio
                                   ----------  ---------  ----------  ---------
                                           (Dollar amounts in thousands)
     Tangible...................     $25,300      8.80%    $  4,313      1.5%
     Core (Leverage)............     $25,300      8.80%    $ 11,502      4.0%
     Risk-based.................     $27,376     14.13%    $ 15,504      8.0%


         Valley Bank is subject to capital adequacy rules and guidelines issued by the FDIC. The rules require the Bank to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provision of the Federal Deposit Insurance Corp. Improvement Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner.

         The following table presents the Bank's capital position at March 31, 2008.

                                                                              For Capital
                                                          Actual           Adequacy Purposes
                                                          ------           -----------------
                                                    Amount      Ratio      Amount      Ratio
                                                  ----------  ---------  ----------  ---------
                                                          (Dollar amounts in thousands)
   Total Capital (to Risk Weighted Assets)         $26,256      14.33%     $14,658      >8.0%
                                                                                        -
   Tier 1 Capital (to Risk Weighted Assets)         24,286      13.25        7,329      >4.0
                                                                                        -
   Tier 1 Capital (to Average Assets)               24,286      11.56        8,402      >4.0
                                                                                        -

         Standards For Safety and Soundness. The Office of Thrift Supervision and Connecticut Department of Banking have adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision or Connecticut Department of Banking determines that an institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit and implement an acceptable plan to achieve compliance with the standard.

         Limitation on Capital Distributions. Office of Thrift Supervision and Connecticut Department of Banking regulations impose limitations on capital distributions, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the appropriate regulatory agency is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under the regulations (i.e., generally, examination ratings, including safety and soundness, compliance and Community Reinvestment Act, in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the regulatory agency. If an application is not required, the institution must still provide prior notice to the regulatory agency of the capital distribution if the institution is a subsidiary of a holding company. If the Association's or Bank's capital fell below its regulatory requirements or a regulatory agency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, a regulatory agency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the regulatory agency determines that such distribution would constitute an unsafe or unsound practice.

         Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by Enfield Federal for the year ended March 31, 2008 totaled $77,000.

         Valley Bank's operations are subject to examination by the FDIC and the State of Connecticut Department of Banking. The assessments paid by Valley Bank for the year ended March 31, 2008 totaled $9,000.

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

         Valley Bank is subject to capital adequacy rules and guidelines issued by the FDIC. The rules require the Bank to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provision of the Federal Deposit Insurance Corp. Improvement Act of 1991, the Federal regulatory agencies are required to implement and enforce these rules in a stringent manner.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring action against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations. Valley Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws.

         Insurance of Deposit Accounts. Deposits of Enfield Federal and Valley Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Federal Deposit Insurance Corporation has the ability to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The Federal Deposit Insurance Corporation has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Enfield Federal and Valley Bank. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Enfield Federal and Valley Bank do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

         Valley Bank's authority to engage in transactions with its affiliates is governed by the Federal Reserve Act and implementing regulations. The Federal Reserve Act limits the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings. Any covered transaction with an affiliate, such as the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions, must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

         The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by Enfield Federal and Valley Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, Enfield Federal's and Valley Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is limited. Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders. There are also certain limitations on the amount of credit extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of Enfield Federal's and Valley Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by Enfield Federal's and Valley Bank's board of directors.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by Office of Thrift Supervision and FDIC regulations, Enfield Federal and Valley Bank have a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Enfield Federal or Valley Bank, nor does it limit their discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision and the FDIC, in connection with their examinations of Enfield Federal and Valley Bank, respectively, to assess Enfield Federal's and Valley Bank's record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by Enfield Federal and Valley Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. Both Enfield Federal and Valley Bank received a "Satisfactory" CRA rating in their most recent examination.

         Federal Home Loan Bank System. Enfield Federal and Valley Bank are members of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. Enfield Federal is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. As of March 31, 2008, Enfield Federal and Valley Bank were in compliance with this requirement with investments in the capital stock of the Federal Home Loan Bank of Boston of $3.0 million and $602,000, respectively.

         The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Enfield Federal's and Valley Bank's net interest income would be affected.

Federal Reserve System

         Under Federal Reserve Board regulations, Enfield Federal and Valley Bank are required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $48.3 million or less, subject to adjustment by the Federal Reserve Board, and reserves of 10%, subject to adjustment by the Federal Reserve Board, against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances, subject to adjustment by the Federal Reserve Board, are exempted from the reserve requirements. Enfield Federal and Valley Bank are in compliance with these requirements.

Holding Company Regulation

         After the completion of the merger, New England Bancshares became subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. New England Bancshares is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for New England Bancshares to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

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

         New England Bancshares is subject to the Federal Reserve Board's capital adequacy guidelines for bank holding companies (on a consolidated basis), which are substantially similar to those of the Office of Thrift Supervision for Enfield Federal.

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

These regulatory policies can affect the ability of New England Bancshares to pay dividends or otherwise engage in capital distributions.

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

         New England Bancshares, Enfield Federal and Valley Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of New England Bancshares, Enfield Federal or Valley Bank.

         The status of New England Bancshares as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. New England Bancshares, Enfield Federal and Valley Bank report their consolidated taxable income on a fiscal year basis ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to New England Bancshares, Enfield Federal and Valley Bank. The Company is not currently under audit nor has it ever been audited by the Internal Revenue Service.

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

         Elimination of Dividends. New England Bancshares may exclude from its income 100% of dividends received from Enfield Federal and Valley Bank as a member of the same affiliated group of corporations.

State Taxation

         New England Bancshares, Enfield Federal and Valley Bank file Connecticut income tax returns on a consolidated basis. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Connecticut tax. The Company is not currently under audit with respect to its Connecticut income tax returns and its state tax returns have not been audited for the past five years.

ITEM 1A. RISK FACTORS

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

         At March 31, 2008, our loan portfolio consisted of $138.5 million, or 36.8% of commercial real estate loans, $21.0 million, or 5.6% of construction loans and $52.0 million, or 13.8% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in interest rates could have an impact on earnings.

         The Company's earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments, and interest paid on deposits and borrowings. The financial services industry has been experiencing a narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings. This situation could adversely affect the Company's earnings and financial condition. While the Company cannot predict or control changes in interest rates, the Company has policies and procedures to manage the risks associated with changes in market interest rates.

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

         We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2007, we held 1.3% of the deposits in Hartford County, which was the 10th largest market share of deposits out of the 30 financial institutions in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

If we do not achieve profitability on our new branches, they may negatively impact our earnings.

         The Association opened its East Windsor branch office in October 2005 and its Ellington branch in April 2006, and the Bank opened its Farmington Avenue branch office in March 2007 and its Southington branch office in January 2007. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch offices can become profitable. During this period, operating these new branch offices may negatively impact our net income.

A downturn in the Connecticut economy or a decline in real estate values could hurt our profits.

         Nearly all of our real estate loans are secured by real estate in Connecticut. As a result of this concentration, a downturn in the Connecticut economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there have been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

         The Company and its subsidiaries are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, the Association's chartering authority, the Connecticut Department of Banking, the Bank's chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. New England Bancshares is subject to regulation and supervision by the Federal Reserve. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Enfield Federal. The regulation and supervision by the Office of Thrift Supervision, Connecticut Department of Banking, Federal Reserve and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in New England Bancshares common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         The Company currently conducts its business through twelve full-service banking offices and two administrative offices. The net book value of the Company's properties or leasehold improvements was $5.2 million at March 31, 2008.


                                                                 Original
                                                     Leased or  Year Leased  Date of Lease
Location                                               Owned    or Acquired   Expiration
                                                     ---------  -----------  -------------
Executive/Branch Office:

855 Enfield Street, Enfield, Connecticut..........     Leased       2006         2031

Enfield Federal Branch Offices:

268 Hazard Avenue, Enfield, Connecticut...........     Owned        1962           --

112 Mountain Road, Suffield, Connecticut..........     Leased       1988         2010

23 Main Street, Manchester, Connecticut...........     Owned        2002           --

124 Main Street, Broad Brook, Connecticut.........     Owned        2003           --

20 Main Street, Windsor Locks, Connecticut........     Leased       2002         2012 (1)

One Shoham Road, East Windsor, Connecticut........     Leased       2005         2015 (2)

287 Somers Road, Ellington, Connecticut...........     Owned        2005           --

Valley Bank Branch Offices:

Four Riverside Avenue, Bristol, Connecticut.......     Leased       1999         2014 (3)

Eight South Main Street, Terryville, Connecticut..     Leased       2002         2012 (4)

98 Main Street, Southington, Connecticut..........     Leased       2006         2028 (5)

888 Farmington Avenue, Bristol, Connecticut.......     Owned        2004           --

Valley Bank Operations Center:

45 North Main Street, Bristol, Connecticut........     Leased       2006         2017 (6)

-----------------------------------------------------------------------------------------

(1) We have an option to renew this lease for one additional five-year term.
(2) We have an option to renew this lease for two additional seven-year terms.
(3) We have an option to renew this lease for three additional five-year terms.
(4) We have an option to renew this lease for one additional ten-year term.
(5) We have an option to terminate this lease in 2018.
(6) We have an option to renew this lease for two additional five-year terms.

ITEM 3.  LEGAL PROCEEDINGS

         Periodically, there have been various claims and lawsuits involving the Company, the Association and the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Association or the Bank hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's or the Bank's business. In the opinion of management, after consultation with the Company's legal counsel, no such pending claims or lawsuits are expected to have a material adverse effect on the financial condition or operations of the Company, taken as a whole. The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Beginning on December 28, 2005, the Company's common stock was quoted on the NASDAQ Global Market under the symbol "NEBS." Before that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "NEBS." According to the records of its transfer agent, the Company had approximately 1,014 stockholders of record as of June 2, 2008. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low bid information for the Company's common stock for each of the fiscal quarters in the two-year period ended March 31, 2008. The stock prices and dividends have been adjusted to reflect that each share of former New England Bancshares common stock was exchanged for 2.3683 shares of current New England Bancshares common stock in connection with the Company's second-step conversion on December 28, 2005.

                                     High             Low          Dividends
                                  ------------    -------------   ------------
Fiscal 2008:
    Fourth Quarter..............    $ 11.35         $ 10.50         $ 0.03
    Third Quarter...............      12.20           10.00           0.03
    Second Quarter..............      10.90           10.26           0.03
    First Quarter...............      13.57           12.31           0.03

Fiscal 2007:
    Fourth Quarter..............    $ 13.65         $ 12.85         $ 0.03
    Third Quarter...............      13.30           12.50           0.03
    Second Quarter..............      13.05           11.41           0.03
    First Quarter...............      11.66           10.77           0.03

         The Company repurchased 70,986 shares of its common stock in the quarter ended March 31, 2008 as follows:

                                                     Total number of shares         Maximum number
For the three                           Average         purchased as part         of shares that may
months ended          Total shares     price paid     of publicly announced     yet be purchased under
March 31, 2008        repurchased      per share         plan or program         the plan or program
------------------------------------------------------------------------------------------------------
January 1-31                 --          $   --              250,000                    70,986
February 1-29(1)         46,300           11.04              296,300                    24,686
March 1-31(1)            24,686           11.00              320,986                        --
------------------------------------------------------------------------------------------------------
Total                    70,986          $11.03
------------------------------------------------------------------------------------------------------

(1) This repurchase of stock was pursuant to the Company's stock repurchase program that was authorized on October 9, 2007 and completed on March 7, 2008. The Company repurchased 320,986 shares, or 5% of the Company's outstanding shares, at an average price of $11.70 per share. The repurchases were made on the open market and through privately negotiated transactions.

ITEM 6.  SELECTED FINANCIAL DATA

         Not completed due to Registrant's status as a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The objective of this section is to help understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear under Part II, Item 8 of this annual report.

Overview

         Income. Our primary source of pre-tax income is net interest and dividend income. Net interest and dividend income is the difference between interest and dividend income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. To a much lesser extent, we also recognize pre-tax income from service charge income - mostly from service charges on deposit accounts, from the increase in cash surrender value of our bank-owned life insurance and from the sale of securities and loans.

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

         Salaries and employee benefits expenses consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. It also includes expenses related to our employee stock ownership plan and restricted stock awards granted under our stock-based incentive plan. Expense for the employee stock ownership plan is based on the average market value of the shares committed to be released. An equal number of shares are released each year over terms of the two loans from New England Bancshares that were used to fund the employee stock ownership plan's purchase of shares in the stock offering in both the mutual holding company reorganization and the second-step conversion. Expense for shares of restricted stock awards is based on the fair market value of the shares on the date of grant. Compensation and related expenses is recognized on a straight-line basis over the vesting period. We began expensing stock options in fiscal 2007 and are included in salaries and employee benefits expenses and the consolidated statements of income.

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

         Amortization of identifiable intangible assets consists of the amortization, on a straight-line basis over a ten-year period, of the $886,000 core deposit intangible that was incurred in connection with Enfield Federal's acquisition of Windsor Locks Community Bank, FSL in December 2003 and on a sum-of-years digits basis over a ten year period, of the $2.5 million core deposit intangible that was incurred in conjunction with the Company's acquisition of First Valley.

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

         Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, and Federal Deposit Insurance Corporation and State of Connecticut Department of Banking, as an integral part of their examination processes, review the Association's and Bank's allowances for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by an agency would negatively impact our earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See notes 2 and 4 to the notes to consolidated financial statements included in Part II, Item 8 of this annual report.

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


         Pursue opportunities to increase commercial real estate and commercial business lending in our market area

         Commercial real estate and commercial business loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. Commercial real estate and commercial business loans increased $84.4 million and $37.2 million for the years ended March 31, 2008 and 2007, respectively, and at March 31, 2008 comprised approximately 50.6% of total loans. There are many multi-family and commercial properties and businesses located in our market area, and with the additional capital we raised in the offering we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines. We have added expertise in our commercial loan department in recent years. Additionally, we may employ additional commercial lenders in the future to help increase our multi-family and commercial lending.

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

         Expand our delivery system through a combination of increased uses of technology and additional branch facilities

         We intend to expand the ways in which we reach and serve our customers. We implemented internet banking in fiscal 2003, which allows our customers to access their accounts and pay bills online. In fiscal 2006, we introduced an enhancement to our website to enable customers to obtain loan information to apply for a residential or commercial loan online. Additionally, in fiscal 2008 we introduced remote deposit capture, a product which allows commercial customers to deposit checks from their office with the use of a scanner; thereby eliminating the need to physically visit an office to make a deposit. Also, we opened new branch offices in East Windsor, Connecticut in October 2005 and Ellington, Connecticut in April 2006 and the Bank opened its Farmington Avenue branch office in March 2007 and its Southington branch office in January 2007. We intend to pursue expansion in our market area in the future, whether through de novo branching or acquisition. However, we have not entered into any binding commitments regarding our expansion plans.

         Aggressively attract core deposits

         Core deposits (accounts other than certificates of deposit) comprised 45.8% of our total deposits at March 31, 2008. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers. We also hope to increase core deposits by pursuing expansion inside and outside of our market area through de novo branching.

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

         Manage interest rate risk by emphasizing the origination of adjustable-rate or shorter duration loans

         We manage our interest rate sensitivity to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than longer-term loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to: (1) improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread; and (2) decrease the maturities of our assets, in part by the origination of adjustable-rate and shorter-term loans. To this end the Company started to sell some of its long term fixed rate residential mortgage loans.

Balance Sheet Analysis

         Loans. We originate real estate loans secured by residential real estate, commercial real estate and construction loans, which are secured by residential and commercial real estate. At March 31, 2008, real estate loans totaled $317.8 million, or 84.5% of total loans, compared to $183.0 million, or 91.3%, of total loans at March 31, 2007.

         The largest segment of our real estate loans is residential real estate loans. At March 31, 2008, residential real estate loans totaled $158.3 million, which represented 49.8% of real estate loans and 42.1% of total loans compared to $120.2 million at March 31, 2007, which represented 65.7% of real estate loans and 60.0% of total loans. Residential real estate loans increased $38.1 million, or 31.7%, for the year ended March 31, 2008 primarily due to the merger with First Valley Bancorp and new originations caused by the prevailing low interest rate environment.

         Commercial real estate loans totaled $138.5 million at March 31, 2008, which represented 43.6% of real estate loans and 36.8% of total loans, compared to $54.1 million at March 31, 2007, which represented 29.5% of real estate loans and 27.0% of total loans. Commercial real estate loans increased $84.4 million, or 156.2%, for the year ended March 31, 2008 primarily due to the merger with First Valley Bancorp and the continued emphasis of this type of lending.

         We originate construction loans secured by residential and commercial real estate. This portfolio totaled $21.0 million at March 31, 2008, which represented 5.6% of total loans, compared to $8.8 million at March 31, 2007, which represented 4.4% of total loans. Construction loans increased $12.3 million, or 139.8%, for the year ended March 31, 2008 primarily due to the merger with First Valley Bancorp and the Company funding additional construction projects, partially offset by the loans on such projects converting to permanent financing.

         We also originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $52.0 million at March 31, 2008, which represented 13.8% of total loans, compared to $14.7 million at March 31, 2007, which represented 7.4% of total loans. Commercial business loans increased $37.2 million, or 252.4% for the year ended March 31, 2008 primarily due to the merger with First Valley Bancorp and the continued emphasis of this type of lending.

         We originate a variety of consumer loans, including loans secured by mobile homes, automobiles and passbook or certificate accounts. Consumer loans totaled $6.3 million and represented 1.7% of total loans at March 31, 2008 and $2.7 million at March 31, 2007 which represented 1.3% of total loans.

         The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                                         At March 31,
                            ------------------------------------------------------------------------------------------------------
                                   2008                2007                  2006                 2005                2004
                            ------------------   ------------------   ------------------   ------------------   ------------------
                                       Percent              Percent              Percent              Percent               Percent
                                          Of                   Of                   Of                   Of                   Of
                              Amount    Total      Amount    Total      Amount    Total     Amount     Total     Amount      Total
                            ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------   ------
                                                                    (Dollars in thousands)
Mortgage loans:
  Residential (1) .......   $ 158,268    42.09%  $ 120,199    59.96%  $  94,682    63.07%  $  89,223    66.42%  $  82,571    67.10%
  Commercial real estate      138,477    36.82      54,057    26.97      40,596    27.04      27,588    20.54      22,827    18.55
  Construction loans ....      21,043     5.60       8,774     4.38       8,459     5.63      10,949     8.15       9,947     8.08
                            ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------   ------
     Total mortgage loans     317,788    84.51     183,030    91.31     143,737    95.74     127,760    95.11     115,345    93.73
Consumer loans ..........       6,292     1.67       2,692     1.34       1,005     0.67       1,097     0.81       1,406     1.14
Commercial loans ........      51,958    13.82      14,733     7.35       5,384     3.59       5,477     4.08       6,307     5.13
                            ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------   ------
     Total loans ........     376,038   100.00%    200,455   100.00%    150,126   100.00%    134,334   100.00%    123,058   100.00%
                                        ======               ======               ======               ======               ======

Deferred loan origination        (223)                (133)                (377)                (340)                (353)
fees, net
Allowance for loan losses      (4,046)              (1,875)              (1,636)              (1,437)              (1,301)
                            ---------            ---------            ---------            ---------            ---------
     Total loans, net ...   $ 371,769            $ 198,447            $ 148,113            $ 132,557            $ 121,404
                            =========            =========            =========            =========            =========

         (1) Includes $31.9 million, $17.6 million, $13.9 million, $9.6 million and $8.4 million of home equity loans and lines of credit at March 31, 2008, 2007, 2006, 2005 and 2004, respectively.

         The following table sets forth certain information at March 31, 2008 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                    Commercial
                                           Resi-       Real                                        Total
                                          dential     Estate  Construction Consumer  Commercial    Loans
                                          --------   -------- ------------ --------  ----------  --------
                                                                   (In thousands)
Amounts due in:
   One year or less ...................   $    898   $  5,067   $ 19,735   $    427   $ 15,929   $ 42,056
   More than one year to three years..       1,789      4,086        208      1,250     12,743     20,076
   More than three years to five years       2,861        948      1,100      1,428     10,924     17,261
   More than five years to ten years..      26,297     23,915         --         40     10,610     60,862
   More than ten years to fifteen years     23,299     18,038         --      1,101        160     42,598
   More than fifteen years ............    103,124     86,423         --      2,046      1,592    193,185
                                          --------   --------   --------   --------   --------   --------
      Total amount due ................   $158,268   $138,477   $ 21,043   $  6,292   $ 51,958   $376,038
                                          ========   ========   ========   ========   ========   ========

         The following table sets forth the dollar amount of all loans at March 31, 2008 that are due after March 31, 2009 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

                                            Due After March 31, 2008
                                ------------------------------------------------
                                                  Floating or
                                  Fixed Rates   Adjustable Rates      Total
                                --------------  ----------------  --------------
                                                 (In thousands)
Mortgage loans:
   Residential loans ........   $      132,472   $       24,898   $      157,370
   Commercial real estate ...           30,235          103,175          133,410
   Construction loans .......            1,308               --            1,308
                                --------------   --------------   --------------
         Total mortgage loans          164,015          128,073          292,088
Consumer loans ..............            5,863                2            5,865
Commercial loans ............           29,775            6,254           36,029
                                --------------   --------------   --------------
               Total loans ..   $      199,653   $      134,329   $      333,982
                                ==============   ==============   ==============

         The following table shows loan activity during the periods indicated.

                                                  For the Fiscal Year Ended March 31,
                                                  -----------------------------------
                                                     2008         2007         2006
                                                  ---------    ---------    ---------
                                                            (In thousands)
Beginning balance, loans, net .................   $ 198,447    $ 148,113    $ 132,557
                                                  ---------    ---------    ---------
   Originations:
      Mortgage loans:
         Residential loans ....................      27,978       29,478       20,106
         Commercial real estate ...............      29,735       19,161       10,921
         Construction loans ...................       6,691       12,505        8,984
                                                  ---------    ---------    ---------
               Total mortgage loans ...........      64,404       61,144       40,011
      Consumer loans ..........................       3,262        2,290          553
      Commercial loans ........................      14,201       11,170        1,297
                                                  ---------    ---------    ---------
               Total loan originations ........      81,867       74,604       41,861
Loans sold ....................................      (6,958)      (3,816)          --
Loan participations purchased .................       5,860       18,268        4,127
Loans acquired in merger ......................     141,041           --           --
Deduct:
       Principal loan repayments and other, net     (48,371)     (38,719)     (30,421)
       Loan charge-offs, net of recoveries ....        (117)          (3)         (11)
                                                  ---------    ---------    ---------
Ending balance, loans, net ....................   $ 371,769    $ 198,447    $ 148,113
                                                  =========    =========    =========

         Securities. Our securities portfolio consists primarily of U.S. government and agency securities, mortgage-backed securities, marketable equity securities, municipal securities and, to a lesser extent, corporate debt securities. Although corporate debt securities and municipal securities generally have greater credit risk than U.S. Treasury and government securities, they generally have higher yields than government securities of similar duration. Securities increased $14.1 million, or 28.5%, in the year ended March 31, 2008 due to the acquisition of $22.6 million of securities in the First Valley Bancorp merger, partially offset by calls of U.S. agency securities and the sale of the majority of the marketable equity securities. The majority of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

         The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

                                                                                  At March 31,
                                                   --------------------------------------------------------------------------
                                                             2008                      2007                     2006
                                                   ----------------------    ----------------------    ----------------------
                                                   Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                     Cost         Value        Cost         Value        Cost         Value
                                                   --------------------------------------------------------------------------
                                                                                  (In thousands)
Investments in available-for-sale securities:
      U.S. government and federal agencies .....   $  11,426    $  11,501    $  23,774    $  23,575    $  25,666    $  25,125
      Municipal securities .....................      12,719       12,504        7,493        7,405        8,199        8,099
      Corporate debt securities ................          65           66          100          101          101          102
      Mortgage-backed securities ...............      38,982       39,473       12,030       11,941       12,689       12,530
      Marketable equity securities .............       5,373        5,373        7,224        7,034        9,403        9,207
                                                   ---------    ---------    ---------    ---------    ---------    ---------
            Total ..............................      68,565       68,917       50,621       50,056       56,058       55,063
      Money market mutual funds included in cash
        and cash equivalents ...................      (5,373)      (5,373)        (587)        (587)      (2,766)      (2,766)
                                                   ---------    ---------    ---------    ---------    ---------    ---------
           Total ...............................   $  63,192    $  63,544    $  50,034    $  49,469    $  53,292    $  52,297
                                                   =========    =========    =========    =========    =========    =========

The following table sets forth our available-for-sale securities:

                                                                   At and For the Fiscal Year Ended March 31,
                                                                  --------------------------------------------
                                                                      2008           2007            2006
                                                                  ------------    ------------    ------------
                                                                                 (In thousands)
Mortgage-related securities:
     Mortgage-related securities, beginning of period (1) .....   $     11,941    $     12,530    $     12,893
     Acquired in merger .......................................         11,589              --              --
     Purchases ................................................         22,533           2,609           6,160
     Sales ....................................................         (2,438)             --            (368)
     Repayments and prepayments ...............................         (4,705)         (3,224)         (5,963)
     Decrease in net premium ..................................            (27)            (44)           (101)
     Increase (decrease) in net unrealized gain ...............            580              70             (91)
                                                                  ------------    ------------    ------------
         Net increase (decrease) in mortgage-related securities         27,532            (589)           (363)
                                                                  ------------    ------------    ------------
     Mortgage-related securities, end of period (1) ...........   $     39,473    $     11,941    $     12,530
                                                                  ============    ============    ============

Investment securities:
     Investment securities, beginning of period (1) ...........   $     37,528    $     39,767    $     33,692
     Acquired in merger .......................................         11,059              --              --
     Purchases ................................................         19,575          15,218          11,161
     Sales ....................................................        (19,215)        (14,842)         (4,199)
     Maturities ...............................................        (21,785)         (2,996)           (630)
     Increase (decrease) in net premium .......................             96              21             (35)
     Reclass from securities to other assets ..................         (3,524)             --              --
     Increase (decrease) in net unrealized gain ...............            337             360            (222)
                                                                  ------------    ------------    ------------
         Net (decrease) increase in investment securities .....        (13,457)         (2,239)          6,075
                                                                  ------------    ------------    ------------
     Investment securities, end of period (1) .................   $     24,071    $     37,528    $     39,767
                                                                  ============    ============    ============

------------------------
(1)   At fair value

         The following table sets forth the maturities and weighted average yields of securities at March 31, 2008. Weighted average yields are presented on a tax-equivalent basis.

                                Within One Year   One To Five Years  Five To Ten Years    After Ten Years        Total
                               ------------------ ------------------ ------------------ ------------------ ------------------
                                         Weighted           Weighted           Weighted           Weighted            Weighted
                               Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying   Average
                                 Value    Yield    Value     Yield    Value     Yield    Value     Yield     Value     Yield
                               --------  -------- --------  -------- --------  -------- --------  --------  --------  --------
                                                                  (Dollars in thousands)
Available-for-sale securities:
  U.S. Government and
      Federal agencies ....... $    501     3.69% $    100     3.00% $  4,247     5.10% $ (6,653)     5.74% $ 11,501     5.39%
  Municipal securities .......      131     6.02       373     5.13     3,442     5.79     8,558      6.57    12,504     6.30
  Corporate debt securities ..       --       --        --       --        66     7.03        --        --        66     7.03
  Mortgage-backed securities .    2,977     4.63     7,000     4.68     4,638     5.02    24,858      5.37    39,473     5.15
                               --------           --------           --------           --------            --------
      Total .................. $  3,609     4.55% $  7,473     4.68% $ 12,393     5.27% $ 40,069      5.69% $ 63,544     5.42%
                               ========           ========           ========           ========            ========

         Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals and, to a lesser extent, commercial customers, within our market area. We do not currently use brokered deposits as a source of funding. Deposits increased $188.6 million for the year ended March 31, 2008 due primarily to the merger with First Valley Bancorp during the current fiscal year. The Company has continued to experience disintermediation, as rates on other types of investments (CDs and money market accounts) have increased substantially over the past several years resulting in customers moving funds from the generally lower rates of savings accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

                                                  At March 31,
                                              -------------------
                                                2008       2007
                                              --------   --------
                                                 (In thousands)
              Non-interest bearing accounts   $ 40,347   $ 16,075
              NOW and money market accounts     74,017     35,305
              Savings accounts ............     55,211     40,184
              Certificates of deposit .....    200,737     90,111
                                              --------   --------
                   Total ..................   $370,312   $181,675
                                              ========   ========

         The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of March 31, 2008. Jumbo certificates of deposit require minimum deposits of $100,000.

                                                               Weighted
         Maturity Period                     Amount          Average Rate
         ---------------                  ------------       ------------
                                               (Dollars in thousands)

         Three months or less .........   $     17,326           4.48%
         Over three through six months          20,732           4.64
         Over six through twelve months         17,473           4.14
         Over twelve months ...........         13,344           4.46
                                          ------------
                  Total ...............   $     68,875           4.44%
                                          ============

         The following table sets forth the time deposits classified by rates at the dates indicated.

                                                  At March 31,
                                         ------------------------------
                                           2008       2007       2006
                                         --------   --------   --------
                                                 (In thousands)
        Certificate accounts:
           0.00 to 2.00% .............   $    111   $    756   $  5,858
           2.01 to 3.00% .............     19,291      6,332     25,820
           3.01 to 4.00% .............     63,448     29,176     29,634
           4.01 to 5.00% .............     88,801     51,130     21,797
           5.01 to 6.00% .............     29,086      2,717        372
           Fair value adjustment. ....         --         --         73
                                         --------   --------   --------
              Total ..................   $200,737   $ 90,111   $ 83,554
                                         ========   ========   ========

         The following table sets forth the amount and maturities of time deposits classified by rates at March 31, 2008.

                                          Amount Due
                        -------------------------------------------------
                                                                                         Percent of
                                        One         Two to        Over                      Total
                        Less than      to Two       Three         Three                  Certificate
                         One Year      Years        Years         Years       Total       Accounts
                        ----------   ----------   ----------   ----------   ----------   ----------
                                                     (In thousands)
Certificate accounts:

     0 to 2.00% .....   $      111   $       --   $       --   $       --   $      111          0.1%
   2.01 to 3.00% ....       15,937        2,765          589           --       19,291          9.6
   3.01 to 4.00% ....       54,214        5,138        2,098        1,998       63,448         31.6
   4.01 to 5.00% ....       60,450       15,111        7,911        5,329       88,801         44.2
   5.01 to 6.00% ....       26,384          261          149        2,292       29,086         14.5
                        ----------   ----------   ----------   ----------   ----------   ----------
      Total .........      157,096   $   23,275   $   10,747   $    9,619   $  200,737        100.0%
                        ==========   ==========   ==========   ==========   ==========   ==========

The following table sets forth the deposit activity for the periods indicated.

                                             For the Fiscal Year Ended March 31,
                                             -----------------------------------
                                               2008         2007         2006
                                               ----         ----         ----
                                                      (In thousands)

Net deposits (withdrawals) ..............   $   10,696   $    8,427   $    3,203
Deposits acquired through merger ........      168,369           --           --
Interest credited on deposit accounts (1)        9,572        4,204        2,850
                                            ----------   ----------   ----------
Total increase in deposit accounts ......   $  188,637       12,631        6,053
                                            ==========   ==========   ==========

----------------------------------------
(1) Includes amortization of fair value adjustment.

         Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

         The following table sets forth certain information regarding our borrowed funds:

                                                                        At or For the Years
                                                                          Ended March 31,
                                                                   -----------------------------
                                                                    2008       2007       2006
                                                                   -------    -------    -------
                                                                     (Dollars in thousands)
Federal Home Loan Bank advances:
   Average balance outstanding .................................   $47,400    $27,465    $20,129
   Maximum amount outstanding at any month-end during the period    62,221     33,587     21,642
   Balance outstanding at end of period ........................    61,928     33,587     21,642
   Weighted average interest rate during the period ............      4.70%      4.34%      3.98%
   Weighted average interest rate at end of period .............      4.33%      4.50%      4.00%

         Subordinated Debentures. On July 28, 2005, FVB Capital Trust I ("Trust I"), a Delaware statutory trust formed by First Valley Bancorp, completed the sale of $4.1 million of 6.42%, 5 Year Fixed-Floating Capital Securities ("Capital Securities"). Trust I also issued common securities to First Valley Bancorp and used the net proceeds from the offering to purchase a like amount of 6.42% Junior Subordinated Debentures ("Debentures") of First Valley Bancorp. Debentures are the sole assets of Trust I.

         Capital Securities accrue and pay distributions quarterly at an annual rate of 6.42% for the first 5 years of the stated liquidation amount of $10 per Capital Security. First Valley Bancorp fully and unconditionally guaranteed all of the obligations of the Trust, which are now guaranteed by the Company. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities, but only to the extent that Trust I has funds necessary to make these payments.

         Capital Securities are mandatorily redeemable upon the maturing of Debentures on August 23, 2035 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures, in whole or in part on or after August 23, 2010 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

         The trust and guaranty provide for the binding of any successors in the event of a merger, as is the case in the merger of First Valley Bancorp and the Company. The Company has assumed the obligations of First Valley Bancorp in regards to the subordinated debentures due to the acquisition of First Valley Bancorp by the Company.

Results of Operations for the Years Ended March 31, 2008 and 2007

         Overview.
                                                   2008       2007    % Change
                                                  ------     ------   --------
                                                      (Dollars in thousands)

         Net income.............................  $1,215     $  970      25.3
         Return on average assets...............    0.27%      0.36%    (25.0)
         Return on average equity...............    1.83%      1.70%      7.6
         Average equity to average assets.......   15.04%     21.22%    (29.1)

         Net income increased due primarily to increases in net interest and dividend income and noninterest income, partially offset by increases in noninterest expense, the provision for loan losses and income tax expense. Net interest income increased primarily as a result of a higher volume of and yield on interest-earning assets, partially offset by an increase in the cost of funds.

         Net Interest and Dividend Income. Net interest and dividend income totaled $13.9 million for the year ended March 31, 2008, an increase of $4.5 million or 47.9%. This resulted mainly from a $147.0 million increase in average interest-earning assets during the year, partially offset by a $139.4 million increase in average interest-bearing liabilities. Our interest rate spread decreased 20 basis points to 2.93% for the year ended March 31, 2008 and net interest margin decreased 26 basis points to 3.53% for the same time period.

         Interest and dividend income increased $10.8 million, or 71.5%, from $15.2 million for fiscal 2007 to $26.0 million for fiscal 2008. Average interest-earning assets were $399.5 million for fiscal 2008, an increase of $147.0 million, or 58.2%, compared to $252.5 million for fiscal 2007. The increase in average interest-earning assets resulted primarily from the merger of First Valley Bancorp and the growth in the loan portfolio. The yield on interest-earning assets increased from 6.09% to 6.55% as a greater percentage of the Company's balance sheet was invested in the loan portfolio, which generally carries a higher interest rate than securities.

         Interest expense increased $6.4 million, or 109.7%, from $5.8 million for fiscal 2007 to $12.1 million for fiscal 2008. Average interest-bearing liabilities grew $139.4 million, or 71.7%, from $194.5 million for fiscal 2007 to $333.9 million for fiscal 2008 due primarily to the merger with First Valley Bancorp. The average rate paid on interest-bearing liabilities increased to 3.63% for fiscal 2008 from 2.98% for fiscal 2007 due primarily to increased rates paid on certificates of deposit, and to a lesser extent, money market accounts.

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

                                                                 For the Fiscal Years Ended March 31,
                                         ----------------------------------------------------------------------------------------
                                                     2008                          2007                         2006
                                         ----------------------------  ----------------------------  ----------------------------
                                                             Average                       Average                       Average
                                         Average              Yield/   Average              Yield/    Average             Yield/
                                         Balance   Interest    Rate    Balance   Interest    Rate     Balance  Interest    Rate
                                         --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                          (Dollars in thousands)
Assets:
  Federal funds sold,
    interest-bearing
    deposits and marketable
    equity securities ................... $ 20,796  $    874      4.20% $ 18,710  $    966      5.16% $     21  $    871     3.97%
  Investments in
    available for sale
    securities, other than
    mortgage-backed
    and mortgage-related
    securities (1) ......................   38,451     2,254      5.86    44,283     2,179      4.92    35,420     1,597     4.51
  Mortgage-backed and
    mortgage-related
    securities ..........................   24,087     1,278      5.31    12,549       643      5.13    12,774       555     4.35
  Federal Home Loan Bank stock ..........    2,859       168      5.88     1,735        95      5.50     1,383        64     4.63
  Loans, net (2) ........................  313,334    21,674      6.92   175,238    11,483      6.55   141,802     9,001     6.35
                                          --------  --------            --------  --------            --------  --------
          Total interest-earning
             assets .....................  399,527    26,248      6.57   252,515    15,366      6.09   213,327    12,088     5.67
                                                    --------                      --------                      --------
  Noninterest-earning assets ............   36,520                        11,813                        12,028
  Cash surrender value of
     life insurance .....................    4,338                         4,138                         3,979
                                          --------                      --------                      --------
          Total assets .................. $440,385                      $268,466                      $229,334
                                          ========                      ========                      ========

Liabilities and Stockholders' Equity:
  Deposits:
    Savings accounts .................... $ 50,820  $    361      0.71% $ 43,810  $    266      0.61% $ 51,371  $    319     0.62%
    NOW accounts ........................   10,470        91      0.87     7,564        32      0.42     7,413        19     0.26
    Money market accounts ...............   47,081     1,660      3.52    19,021       651      3.42     9,413       180     1.91
    Certificate accounts ................  166,563     7,434      4.46    86,174     3,255      3.78    82,414     2,332     2.83
                                          --------  --------            --------  --------            --------  --------
          Total deposits ................  274,934     9,546      3.47   156,569     4,204      2.68   150,611     2,850     1.89
  Federal Home Loan Bank
    advances and
    subordinated debentures .............   47,400     2,234      4.71    27,721     1,204      4.34    20,129       801     3.98
  Advanced payments by borrowers
    for taxes and
    insurance ...........................      890        12      1.35       846        10      1.22       876        11     1.26
  Securities sold under agreements
     to repurchase ......................   10,678       356      3.33     9,335       376      4.03     5,802       175     3.02
                                          --------  --------            --------  --------            --------  --------
          Total interest-bearing
            liabilities .................  333,902    12,148      3.64   194,471     5,794      2.98   177,418     3,837     2.16
                                                    --------                      --------                      --------
  Demand deposits .......................   31,177                        15,294                        14,440
  Other liabilities .....................    9,083                         1,741                         1,425
                                          --------                      --------                      --------
          Total liabilities .............  374,162                       211,506                       193,283
  Stockholders' Equity ..................   66,223                        56,960                        36,051
                                          --------                      --------                      --------
          Total liabilities and
              stockholders' equity ...... $440,385                      $268,466                      $229,334
                                          ========                      ========                      ========
  Net interest income/net
    interest rate spread (3) ............           $ 14,100      2.93%           $  9,572      3.11%           $  8,251     3.51%
                                                    ========   =======            ========   =======            ========  =======
  Net interest margin (4) ...............                         3.53%                         3.79%                        3.87%
                                                               =======                       =======                      =======
  Ratio of interest-earning assets
    to interest-bearing liabilities .....   119.65%                       129.85%                       120.24%
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

                                                               Fiscal Year Ended                  Fiscal Year Ended
                                                                March 31, 2008                     March 31, 2007
                                                                  Compared to                        Compared to
                                                               Fiscal Year Ended                  Fiscal Year Ended
                                                                 March 31, 2007                     March 31, 2006
                                                        --------------------------------    --------------------------------
                                                         Increase (Decrease)                 Increase (Decrease)
                                                               Due to                             Due to
                                                        --------------------                --------------------
                                                          Rate       Volume       Net        Volume       Rate         Net
                                                        --------    --------    --------    --------    --------    --------
                                                                                   (In thousands)
Interest-earning assets:
   Federal funds sold, interest-bearing
      deposits and marketable equity securities .....   $   (230)   $    138    $    (92)   $    186    $    (91)   $     95
   Investments in available-for-sale securities,
      other than mortgage-backed and
      mortgage-related securities ...................        241        (166)         75         156         426         582
   Mortgage-backed and mortgage-related
      securities ....................................         23         612         635          97          (9)         88
   Federal Home Loan Bank stock .....................          7          66          73          13          18          31
   Loans, net (1) ...................................        672       9,519      10,191         300       2,182       2,482
                                                        --------    --------    --------    --------    --------    --------
         Total interest-earning assets ..............        713      10,169      10,882         752       2,526       3,278
                                                        --------    --------    --------    --------    --------    --------

Interest-bearing liabilities:
   Savings accounts .................................         48          47          95          (7)        (46)        (53)
   NOW accounts .....................................         43          16          59          13          --          13
   Money market accounts ............................         21         988       1,009         206         265         471
   Certificate accounts .............................        681       3,498       4,179         812         111         923
   Federal Home Loan Bank advances and
      subordinated debentures .......................        110         920       1,030          79         324         403
   Advanced payments by borrowers for taxes
      and insurance .................................          1           1           2          --          (1)         (1)
   Securities sold under agreements to repurchase ...       (122)        102         (20)         71         130         201
                                                        --------    --------    --------    --------    --------    --------
         Total interest-bearing liabilities .........        782       5,572       6,354       1,174         783       1,957
                                                        --------    --------    --------    --------    --------    --------
Increase in net interest income .....................   $    (69)   $  4,597    $  4,528    $   (422)   $  1,743    $  1,321
                                                        ========    ========    ========    ========    ========    ========

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

         We recorded a $307,000 and $242,000 provision for loan losses in the years ended March 31, 2008 and 2007, respectively. The increase in the provision was caused primarily by increased loan growth, primarily in the generally higher risk commercial real estate loan and commercial loan categories, and a slight increase in non-accrual loans and classified assets, partially offset by low net loan charge-offs for fiscal year 2007.

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

         Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2008 to 2007.

                                                                2008       2007    % Change
                                                              -------    -------   --------
                                                                     (In thousands)
Service charges on deposit accounts .......................   $   886    $   519      70.7%
(Loss) gain on securities, net ............................       (93)        32    (390.6)
Gain on sale of loans .....................................        53         28      89.3
Increase in cash surrender value of life insurance policies       154        154        --
Other income ..............................................       338        258      31.0
                                                              -------    -------
      Total ...............................................   $ 1,338    $   991      35.0
                                                              =======    =======

         The increase in noninterest income was due primarily to an increase in service charge income on deposit accounts from the additional deposits from the merger with First Valley Bancorp.

         Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from fiscal 2008 to fiscal 2007.

                                                  2008       2007      % Change
                                                 -------    -------    --------
                                                        (In thousands)
Salaries and employee benefits ...............   $ 6,966    $ 4,930       41.3%
Occupancy and equipment expenses .............     2,653      1,670       58.9
Advertising and promotion ....................       229        152       50.7
Professional fees ............................       534        373       43.2
Data processing expense ......................       450        345       30.4
Stationery and supplies ......................       165         96       71.9
Amortization of identifiable intangible assets       387         88      339.8
Other expense ................................     1,565        989       58.2
                                                 -------    -------
      Total ..................................   $12,949    $ 8,643       49.8
                                                 =======    =======

Efficiency ratio (1) .........................      85.2%      83.4%

------------------------
(1) Computed as noninterest expense divided by the sum of net interest and dividend income and other income.

         During fiscal 2008, the Company merged with First Valley Bancorp, which caused increases in each of the noninterest expense categories.

         Income Taxes. Income tax expense for the year ended March 31, 2008 increased to $728,000 from $505,000 in the previous year. The increase was primarily due to the increase in income before taxes. The effective tax rate increased from 34.3% for the year ended March 31, 2007 to 37.4% for the year ended March 31, 2008 as a result of a net $155,000 capital loss. The $155,000 is allowed to be carried forward for five years to offset future capital gains. A valuation allowance has been established for the full $155,000 as the Company does not expect to utilize the capital loss carry forward.

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

         When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not received by the 30th day of delinquency, additional letters and phone calls generally are made. Typically, when the loan becomes 60 days past due, we send a letter notifying the borrower that we may commence legal proceedings if the loan is not paid in full within 30 days. Generally, loan workout arrangements are made with the borrower at this time; however, if an arrangement cannot be structured before the loan becomes 90 days past due, we will send a formal demand letter and, once the time period specified in that letter expires, commence legal proceedings against any real property that secures the loan or attempt to repossess any business assets or personal property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

         Management informs the Boards of Directors monthly of the amount of loans delinquent more than 90 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

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

         Non-performing assets totaled $1.2 million, or 0.23% of total assets, at March 31, 2008, which was an increase of $343,000, or 41.6%, from March 31, 2008. However, nonperforming loans as a percentage of loans declined from 0.41% at March 31, 2007 to 0.31% at March 31, 2008 due to the increase in loans. Non-accrual loans accounted for all of non-performing assets at March 31, 2008 and March 31, 2007. At March 31, 2008, non-accrual loans consisted of six residential real estate loans, one construction loan, one consumer loan and one commercial loan compared to six residential real estate loans on non-accrual status at March 31, 2007.

         The following table provides information with respect to our non-performing assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

                                                                              At March 31,
                                                        --------------------------------------------------------
                                                          2008        2007        2006        2005        2004
                                                        --------    --------    --------    --------    --------
                                                                         (Dollars in thousands)
Non-accruing loans:
   Mortgage loans:
      Residential loans .............................   $    737    $    824    $    331    $    464    $    254
      Commercial real estate ........................         --          --          --          --         155
      Construction loans ............................        398
                                                        --------    --------    --------    --------    --------
         Total mortgage loans .......................      1,135         824         331         464         409
   Consumer loans ...................................         22          --          --          --          --
   Commercial loans .................................         10          --         269          --         528
                                                        --------    --------    --------    --------    --------
            Total nonaccrual loans ..................      1,167         824         600         464         937
Other real estate owned .............................         --          --          --          --          --
                                                        --------    --------    --------    --------    --------
            Total nonperforming assets ..............   $  1,167    $    824    $    600    $    464    $    937
                                                        ========    ========    ========    ========    ========
Impaired loans ......................................   $    398        $---        $---        $---    $    755
Accruing loans 90 days or more past due .............          9          --          --          --         411
Allowance for loan losses as a percent of loans .....       1.08%       0.94%       1.09%       1.07%       1.06%
                                                                                                              (1)
Allowance for loan losses as a percent
   of nonperforming loans (2) .......................     346.70%     227.55%     272.67%     309.70%     138.85%
Nonperforming loans as a percent of loans (1)(2) ....       0.31%       0.41%       0.40%       0.35%       0.76%
Nonperforming assets as a percent of total assets ...       0.23%       0.29%       0.23%       0.22%       0.46%

-----------------------------
(1)  Loans are presented before allowance for loan losses.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

         Other than as disclosed in the above table, there were no other loans at March 31, 2008 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

         Interest income that would have been recorded for the year ended March 31, 2008 had non-accruing loans been current according to their original terms amounted to $25,000, none of which was recognized in interest income.

         Banking regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision and FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a "special mention" category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful, we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified as loss.

         The following table shows the aggregate amounts of our classified assets at the dates indicated.

                                                 At March 31,
                                              -----------------
                                                2008      2007
                                              -------   -------
                                                (In thousands)
                 Special mention assets ...   $23,598   $ 3,993
                 Substandard assets .......     7,890     1,378
                 Doubtful assets ..........        --        --
                                              -------   -------
                 Loss assets ..............        --        --
                    Total classified assets   $31,488   $ 5,371
                                              =======   =======
                 ----------

         Classified assets at March 31, 2008 included nine loans totaling $1.2 million that were considered non-performing. Classified assets at March 31, 2007 included six loans totaling $824,000 that were considered non-performing.

         Classified assets increased $26.1 million to $31.5 million at March 31, 2008 and were 8.4% and 2.7% of total loans at March 31, 2008 and 2007, respectively. The increase was caused primarily by the inclusion of classified loans due to the merger of First Valley Bancorp in the March 31, 2008 amount.

         Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

                                       At March 31, 2008                  At March 31, 2007                 At March 31, 2006
                               ---------------------------------- --------------------------------- -------------------------------
                                  30-89 Days     90 Days or More     30-89 Days     90 Days or More    30-89 Days   90 Days or More
                               ----------------  ---------------- ----------------  --------------- --------------- ---------------
                                       Principal         Principal        Principal        Principal       Principal       Principal
                                Number  Balance   Number  Balance  Number  Balance   Number Balance  Number Balance  Number Balance
                                  of      of        of      of       of      of        of     of       of     of       of     of
                                Loans    Loans    Loans    Loans   Loans    Loans    Loans   Loans   Loans   Loans   Loans   Loans
                               -------  -------  -------  ------- -------  -------  ------- ------- ------- ------- ------- -------
                                                                        (Dollars in Thousands)
Mortgage loans:
  Residential loans ..........       7  $   784        1  $    57      30  $ 3,403       -- $    --      24 $ 2,086       1 $   284
  Commercial real estate .....       3      315       --       --      --       --       --      --       1     430      --      --
  Construction loans .........       1      183        1      398      --       --       --      --      --      --      --      --
                               -------  -------  -------  ------- -------  -------  ------- ------- ------- ------- ------- -------
     Total mortgage loans ....      11    1,282        2      455      30    3,403       --      --      25   2,516       1     284
Consumer loans ...............       1       --       --       --       3       12       --      --       3      37      --      --
Commercial loans .............       8      204       --       --      --       --       --      --      --      --       3     269
                               -------  -------  -------  ------- -------  -------  ------- ------- ------- ------- ------- -------
     Total ...................      20  $ 1,486        2  $   455      33  $ 3,415       -- $    --      28 $ 2,553       4 $   553
                               =======  =======  =======  ======= =======  =======  ======= ======= ======= ======= ======= =======
Delinquent loans
  to loans (1) ...............             0.40%             0.12%            1.70%              --%           1.70%           0.37%


------------------
(1) Loans are presented before the allowance for loan losses and net of deferred loan origination fees.

         Analysis and Determination of the Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Based on management's judgment, the allowance for loan losses covers all known losses and inherent losses in the loan portfolio.

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

         The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the Association to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations. Similarly, the Connecticut Department of Banking and the Federal Deposit Insurance Corporation periodically reviews the Bank's loan and foreclosed loan portfolio and related allowance for loan losses and valuation allowance for foreclosed real estate, and may require an increase to the Bank's allowance for loan losses or the valuation allowance for foreclosed real estate.

         At March 31, 2008, our allowance for loan losses represented 1.08% of total loans and 346.70% of non-performing loans. The allowance for loan losses increased $2.2 million from March 31, 2007 to March 31, 2008 due to $2.0 million of allowance for loan losses acquired through the merger with First Valley Bancorp, a provision for loan losses of $307,000, offset by net charge-offs of $117,000. The provision for loan losses for the year ended March 31, 2008 reflected continued growth of the loan portfolio, particularly the increase in commercial real estate and commercial loans, which carry a higher risk of default than one-to four-family residential real estate loans and a slight increase in non-accrual loans and classified assets.

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                          At March 31,
                             ------------------------------------------------------------------------------------------------------
                                    2008                 2007                2006                2005                  2004
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                      Percent of           Percent of           Percent of          Percent of            Percent of
                                       Loans in             Loans in             Loans in            Loans in              Loans in
                                         Each                 Each                 Each                Each                  Each
                                       Category             Category             Category            Category              Category
                                       to Total             to Total             to Total            to Total              to Total
                              Amount    Loans      Amount    Loans      Amount    Loans      Amount    Loans      Amount     Loans
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                     (Dollars in thousands)
Mortgage loans:
   Residential loans ......  $    819     42.09   $    508     59.96   $    483     63.07   $    428     66.42   $    523      67.1
   Commercial real estate .     1,944     36.82      1,033     26.97      1,002     27.04        637     20.54        368     18.55
   Construction loans .....       258       5.6        156      4.38         84      5.63        235      8.15        180      8.08
Consumer loans ............        53      1.67          6      1.34         12      0.67         20      0.81         15      1.14
Commercial loans ..........       972     13.82        172      7.35         55      3.59        117      4.08        215      5.13
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
      Total allowance for
        loan losses .......  $  4,046    100.00%  $  1,875    100.00%  $  1,636    100.00%  $  1,437    100.00%  $  1,301    100.00%
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

                                                                             At or For the Fiscal Year
                                                                                  Ended March 31,
                                                        -------------------------------------------------------------------
                                                           2008          2007          2006          2005           2004
                                                        ----------    ----------    ----------    ----------     ----------
                                                                             (Dollars in thousands)
Balance at beginning of period ......................   $    1,875    $    1,636    $    1,437    $    1,301     $    1,008
Provision for loan losses ...........................          307           242           210           131            240
Charge-offs:
   Residential loans ................................           24            --            --            83             42
   Construction loans ...............................           58            --            --            --             --
   Consumer loans ...................................           34             5            17            16             --
   Commercial loans .................................           15            --            --            --             65
                                                        ----------    ----------    ----------    ----------     ----------
      Total charge-offs .............................          131             5            17            99            107
                                                        ----------    ----------    ----------    ----------     ----------
Recoveries:
    Residential loans ...............................           --            --            --            80             --
   Consumer loans ...................................            3             2             6             2             --
   Commercial loans .................................           11            --            --            22             --
                                                        ----------    ----------    ----------    ----------     ----------
      Total Recoveries ..............................           14             2             6           104             --
                                                        ----------    ----------    ----------    ----------     ----------
Net charge-offs (recoveries) ........................          117             3            11            (5)           107
                                                        ----------    ----------    ----------    ----------     ----------
Allowance obtained through merger ...................        1,981            --            --            --            160
                                                        ----------    ----------    ----------    ----------     ----------
Balance at end of period ............................   $    4,046    $    1,875    $    1,636    $    1,437     $    1,301
                                                        ==========    ==========    ==========    ==========     ==========
Ratio of net charge-offs during the period to
   average loans outstanding during the period. .....         0.04%         ---%          0.01%         ---%           0.10%
Allowance for loan losses as a percent of loans (1)..         1.08%         0.94%         1.09%         1.07%          1.06%
Allowance for loan losses as a percent of
   nonperforming loans (2) ..........................       346.70%       227.55%       272.67%       309.70%        138.85%

-------------------------------
(1)  Loans are presented before allowance for loan losses.
(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

         During the fiscal year ended March 31, 2008, we acquired $2.0 million of allowance for loan losses in connection with the acquisition of First Valley Bancorp. The loans acquired in the merger were primarily commercial real estate loans, residential loans and commercial loans, which had a face value of $141.1 million and a fair value of $141.0 million. In determining the fair value of the loans, we used a discounted cash flow method utilizing the current loan rate as of the date of the consummation of the merger. The amount of the allowance for loan losses that was attributable to these loans was calculated based on the collectibility of the loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

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

         Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $36.2 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $63.5 million at March 31, 2008. In addition, at March 31, 2008, we had the ability to borrow approximately $77.6 million from the Federal Home Loan Bank of Boston. On that date, we had $61.9 million outstanding.

         At March 31, 2008, we had $47.1 million in loan commitments outstanding, which included $9.2 million in undisbursed construction loans and $27.6 in unused lines of credit. Certificates of deposit due within one year of March 31, 2008 totaled $157.1 million, or 42.4% of total deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         The following table presents our contractual obligations at March 31, 2008.

                                                        Payments Due by Period
                                      --------------------------------------------------------------
                                                   Less than     One to       Three to     More than
                                        Total      One Year    Three Years   Five Years   Five Years
                                      ----------  -----------  -----------   ----------   ----------
                                                              (In thousands)
Long-Term Debt Obligations (1) ....   $   61,965   $    6,106   $   36,971   $    8,615   $   10,273
Operating Lease Obligations .......       13,872          796        1,645        1,691        9,740
                                      ----------   ----------   ----------   ----------   ----------
    Total .........................   $   75,837   $    6,902   $   38,616   $   10,306   $   20,013
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

         The following table presents our primary investing and financing activities during the periods indicated.

                                                      Years Ended March 31,
                                                --------------------------------
                                                  2008        2007       2006
                                                ---------   ---------  ---------
                                                         (In thousands)
Investing activities:
     Loan originations .......................  $  77,994   $  74,604  $  41,861
                                                ---------   ---------  ---------
     Loan participations purchased ...........      5,860      18,268      4,127
     Securities purchased ....................     40,285      17,827     17,321

Financing activities:
     Increase in deposits ....................  $ 188,637   $  12,631  $   6,053
        Increase in FHLB advances ............     28,341      11,945      6,022
        (Decrease) increase in securities sold
           under agreements to repurchase ....       (622)      1,852      3,081

         Capital Management. The Association and Bank each manage their capital to maintain strong protection for depositors and creditors and are subject to various regulatory capital requirements. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, each of the Association and Bank exceeded all of their regulatory capital requirements. They are considered "well capitalized" under regulatory guidelines. See Item 1. Description of Business and note 15 of the notes to the consolidated financial statements.

         Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at March 31, 2008 and their effect on our liquidity is presented at note 19 of the notes to the consolidated financial statements included in this annual report and under "--Risk Management--Liquidity Management."

         For the year ended March 31, 2008, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS No. 156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

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

         In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," ("EITF 06-4"). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company's adoption of this issue is not expected to have a material impact on its financial position, results of operations or cash flows.

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

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning April 1, 2009, and early adoption may be elected in certain circumstances. The adoption of this statement is not expected to have a significant impact on the Company's financial position, results of operations or cash flow.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2008), "Business Combinations" (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS

161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rate Risk Management. The Association and Bank manage the interest rate sensitivity of their interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect their earnings while decreases in interest rates may beneficially affect their earnings. To reduce the potential volatility of their earnings, the Association and Bank have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, they attempt to manage their interest rate risk through: their investment portfolio, an increased focus on commercial and multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans. In addition, the Association has commenced a program of selling long term, fixed-rate one- to four-family residential loans in the secondary market. The Association and the Bank currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

         The Association and Bank each have Asset/Liability Committees, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committees establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

         Net Interest Income Simulation Analysis. The Association and Bank analyze their interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

         The Association's and Bank's goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committees. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation processes are reviewed by the Asset/Liability Committees on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulations incorporate assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analyses incorporate managements' current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

         The simulation analyses are only an estimate of the Association's and Bank's interest rate risk exposure at a particular point in time. They continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

         The table below sets forth an approximation of the Association's and Bank's exposures as a percentage of estimated net interest income for the next twelve months and for the twelve month period thereafter using interest income simulation. The simulations use projected repricing of assets and liabilities at March 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans the Association and Bank holds, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. The Association's and Bank's asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

         The following table reflects changes in the Association's estimated net interest income.

                                                   At March 31, 2008
                                                  Percentage Change in
                                                       Estimated
                                                Net Interest Income Over
                                              -----------------------------
                                                  First          Second
                                                12 Months       12 Months
                                              -------------   -------------

200 basis point increase in rates                (4.32)%          (6.64)%
100 basis point decrease in rates                (0.43)           (4.57)

         The changes in rates in the above table are assumed to occur evenly over the following twelve months. Based on the scenarios above, net interest income would be adversely affected in the first twelve months and the twelve months thereafter if rates rose by 200 basis points. In addition, if rates declined by 200 basis points net interest income would be adversely affected in the first twelve months and the twelve months thereafter. The above changes are all within the Association's internal guidelines for net interest income simulation.

         The following table reflects changes in the Bank's estimated net interest income.

                                                   At March 31, 2008
                                                  Percentage Change in
                                                       Estimated
                                                Net Interest Income Over
                                              -----------------------------
                                                  First          Second
                                                12 Months       12 Months
                                              -------------   -------------

200 basis point increase in rates                 1.19%            1.61%
100 basis point decrease in rates                (0.79)           (2.43)

         The changes in rates in the above table are assumed to occur at the beginning of the first twelve month period. Based on the scenario above, net interest income would be favorably affected in the first twelve months and the twelve months thereafter if rates rose by 200 basis points. In addition, if rates declined by 100 basis points net interest income would be adversely affected in the first twelve months and the twelve months thereafter. The above changes are all within the Bank's internal guidelines for net interest income simulation.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
June 25, 2008

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             March 31, 2008 and 2007
                             -----------------------
                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

ASSETS                                                                        2008         2007
------                                                                     ---------    ---------
Cash and due from banks                                                    $   9,115    $   4,400
Interest-bearing demand deposits with other banks                                160           43
Federal funds sold                                                            21,591       13,610
Money market mutual funds                                                      5,373          587
                                                                           ---------    ---------
           Total cash and cash equivalents                                    36,239       18,640
Interest-bearing time deposits with other banks                                  693        1,877
Investments in available-for-sale securities (at fair value)                  63,544       49,469
Federal Home Loan Bank stock, at cost                                          3,571        1,979
Loans, net of the allowance for loan losses of $4,046 as of
   March 31, 2008 and $1,875 as of March 31, 2007                            371,769      198,447
Premises and equipment, net                                                    6,678        4,244
Accrued interest receivable                                                    2,165        1,323
Deferred income taxes, net                                                     1,140        1,132
Cash surrender value of life insurance                                         8,847        4,218
Identifiable intangible assets                                                 2,671          599
Goodwill                                                                      14,701        1,090
Other assets                                                                   6,161        1,140
                                                                           ---------    ---------
           Total assets                                                    $ 518,179    $ 284,158
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                     $  40,347    $  16,075
   Interest-bearing                                                          329,965      165,600
                                                                           ---------    ---------
           Total deposits                                                    370,312      181,675
Advanced payments by borrowers for taxes and insurance                           909          796
Federal Home Loan Bank advances                                               61,928       33,587
Subordinated debentures                                                        3,893           --
Securities sold under agreements to repurchase                                 8,555        9,177
Other liabilities                                                              3,845        1,657
                                                                           ---------    ---------
           Total liabilities                                                 449,442      226,892
                                                                           ---------    ---------
Stockholders' equity:
   Common stock, par value $.01 per share; 19,000,000 shares authorized;
     6,420,891 shares issued as of March 31, 2008 and
     5,346,583 shares issued as of March 31, 2007                                 64           53
   Paid-in capital                                                            56,412       42,742
   Retained earnings                                                          19,055       18,521
   Unearned ESOP shares, 283,183 shares as of March 31, 2008 and
     317,063 shares as of March 31, 2007                                      (2,428)      (2,666)
   Treasury stock, 322,399 shares                                             (3,772)          --
   Unearned shares, stock-based incentive plans, 67,898 shares
     as of March 31, 2008 and 95,786 as of March 31, 2007                       (796)      (1,026)
   Accumulated other comprehensive income (loss)                                 202         (358)
                                                                           ---------    ---------
           Total stockholders' equity                                         68,737       57,266
                                                                           ---------    ---------
           Total liabilities and stockholders' equity                      $ 518,179    $ 284,158
                                                                           =========    =========

    The accompanying notes are an integral part of these consolidated financial statements.


                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                   For the Years Ended March 31, 2008 and 2007
                   -------------------------------------------

                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                2008        2007
                                                                              --------    --------
Interest and dividend income:
   Interest and fees on loans                                                 $ 21,674    $ 11,483
   Interest on debt securities:
     Taxable                                                                     2,830       2,223
     Tax-exempt                                                                    463         396
   Dividends on Federal Home Loan Bank stock                                       168          95
   Interest on federal funds sold, interest-bearing deposits and dividends
     on marketable equity securities                                               874         966
                                                                              --------    --------
           Total interest and dividend income                                   26,009      15,163
                                                                              --------    --------
Interest expense:
   Interest on deposits                                                          9,546       4,204
   Interest on advanced payments by borrowers for taxes and insurance               12          10
   Interest on Federal Home Loan Bank advances                                   2,039       1,204
   Interest on subordinated debentures                                             195          --
   Interest on securities sold under agreements to repurchase                      356         376
                                                                              --------    --------
           Total interest expense                                               12,148       5,794
                                                                              --------    --------
           Net interest and dividend income                                     13,861       9,369
Provision for loan losses                                                          307         242
                                                                              --------    --------
           Net interest and dividend income after provision for loan losses     13,554       9,127
                                                                              --------    --------
Noninterest income:
   Service charges on deposit accounts                                             886         519
   (Loss) gain on securities, net                                                  (93)         32
   Gain on sale of loans                                                            53          28
   Increase in cash surrender value of life insurance policies                     154         154
   Other income                                                                    338         258
                                                                              --------    --------
           Total noninterest income                                              1,338         991
                                                                              --------    --------
Noninterest expense:
   Salaries and employee benefits                                                6,966       4,930
   Occupancy and equipment expense                                               2,653       1,670
   Advertising and promotion                                                       229         152
   Professional fees                                                               534         373
   Data processing expense                                                         450         345
   Stationery and supplies                                                         165          96
   Amortization of identifiable intangible assets                                  387          88
   Other expense                                                                 1,565         989
                                                                              --------    --------
           Total noninterest expense                                            12,949       8,643
                                                                              --------    --------
           Income before income taxes                                            1,943       1,475
Income taxes                                                                       728         505
                                                                              --------    --------
           Net income                                                         $  1,215    $    970
                                                                              ========    ========

Earnings per share:
   Basic                                                                      $   0.22    $   0.20
                                                                              ========    ========
   Diluted                                                                    $   0.21    $   0.19
                                                                              ========    ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                           NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                                           ---------------------------------------------

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ----------------------------------------------------------

                                            For the Years Ended March 31, 2008 and 2007
                                            -------------------------------------------
                                         (Dollars In Thousands, Except Per Share Amounts)
                                         ------------------------------------------------

                                                                                       Unearned
                                                                                        Shares              Accumulated
                                                                                        Stock-                Other
                                                                            Unearned    Based             Comprehensive
                                              Common   Paid-in   Retained     ESOP    Incentive   Treasury    Income
                                              Stock    Capital   Earnings    Shares     Plans      Stock      (Loss)       Total
                                            --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance, March 31, 2006                     $      53 $  42,339  $  18,151  ($  2,903) ($    211) $      --  ($    608) $  56,821
ESOP shares released                               --       162         --        237         --         --         --        399
Tax benefit relating to stock-based                --        45         --         --         --         --         --         45
 Compensation cost for stock-based
   incentive plans
Compensation cost for stock-based
  incentive plans                                  --       203         --         --        197         --         --        400
Dividends paid ($0.12 per share)                   --        --       (600)        --         --         --         --       (600)
Purchase of stock for equity incentive plan        --        (7)        --         --     (1,012)        --         --     (1,019)
Comprehensive income:
  Net income                                       --        --        970         --         --         --         --         --
  Net change in unrealized holding loss on
     available-for-sale securities, net of         --        --         --         --         --         --        263         --
     tax effect Comprehensive income               --        --         --         --         --         --         --      1,233
  Adjustment to initially apply FASB
     Statement No. 158                             --        --         --         --         --         --        (13)       (13)
                                            --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance, March 31, 2007                            53    42,742     18,521     (2,666)    (1,026)        --       (358)    57,266
Issuance of stock for merger                       11    13,230         --         --         --         --         --     13,241
Issuance of stock for option exercise              --        40         --         --         --         --         --         40
ESOP shares released                               --       179         --        238         --         --         --        417
Compensation cost for stock-based
  incentive plans                                  --       221         --         --        230         --         --        451
Dividends paid ($0.12 per share)                   --        --       (681)        --         --         --         --       (681)
Treasury stock purchases                           --        --         --         --         --     (3,772)        --     (3,772)
Comprehensive income:
  Net income                                       --        --      1,215         --         --         --         --         --
  Other comprehensive income, net of tax
    effect                                         --        --         --         --         --         --        560         --
     Comprehensive income                          --        --         --         --         --         --         --      1,775
                                            --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance, March 31, 2008                     $      64 $  56,412  $  19,055  ($  2,428) ($    796) ($  3,772) $     202  $  68,737
                                            ========= =========  =========  =========  =========  =========  =========  =========


                     The accompanying notes are an integral part of these consolidated financial statements.


                                                                50

                                NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                                ---------------------------------------------

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------

                                 For the Years Ended March 31, 2008 and 2007
                                 -------------------------------------------
                                               (In Thousands)
                                               --------------

                                                                                         2008        2007
                                                                                       --------    --------
Cash flows from operating activities:
   Net income                                                                          $  1,215    $    970
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net accretion of fair value adjustments                                                (44)        (63)
     (Accretion) amortization of securities, net                                            (68)         23
     Loss (gain) on securities, net                                                          93         (32)
     Provision for loan losses                                                              307         242
     Change in deferred loan origination fees                                              (146)       (244)
     Gain on sale of loans, net                                                             (53)        (28)
     Depreciation and amortization                                                          788         474
     Disposal of property and equipment                                                       2           2
     Increase in accrued interest receivable                                                 (8)       (345)
     Deferred income tax benefit                                                           (149)       (139)
     Increase in cash surrender value life insurance policies                              (154)       (154)
     Increase in prepaid expenses and other assets                                         (135)       (430)
     Amortization of identifiable intangible assets                                         387          88
     Increase in accrued expenses and other liabilities                                     166         264
     Compensation cost for stock-based incentive plan                                       451         400
     ESOP shares released                                                                   417         399
                                                                                       --------    --------

   Net cash provided by operating activities                                              3,069       1,427
                                                                                       --------    --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                           (41,457)    (18,453)
   Proceeds from sales of available-for-sale securities                                  20,851      14,874
   Proceeds from maturities of available-for-sale securities                             26,489       6,220
   Proceeds from maturities of interest-bearing time deposits with other banks            1,184       2,345
   Cash and cash equivalents acquired from First Valley Bancorp, net of expenses
     and cash paid to shareholders                                                        6,589          --
   Loan originations and principal collections, net                                     (33,748)    (35,892)
   Purchases of loans                                                                    (5,860)    (18,268)
   Loans sold                                                                             7,011       3,844
   Recoveries of loans previously charged off                                                14           2
   Proceeds from other real estate owned                                                    198          --
   Capital expenditures                                                                    (300)       (258)
   Proceeds from sales/disposals of fixed assets                                              7          --
   Purchases of Federal Home Loan Bank stock                                               (990)       (562)
   Investment in life insurance policies                                                 (4,505)         (4)
   Redemption of life insurance policies                                                    130          --
                                                                                       --------    --------

   Net cash used in investing activities                                                (24,387)    (46,152)
                                                                                       --------    --------


                                                     51

                             NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                             ---------------------------------------------

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------

                              For the Years Ended March 31, 2008 and 2007
                              -------------------------------------------
                                            (In Thousands)
                                            --------------
                                              (continued)
                                                                                 2008         2007
                                                                               ---------    ---------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts                      11,031        6,074
   Net increase in time deposits                                                   9,297        6,630
   Net decrease in advanced payments by borrowers for taxes and insurance            (79)        (173)
   Proceeds from Federal Home Loan Bank long-term advances                        30,500       16,000
   Principal payments on Federal Home Loan Bank long-term advances                (6,797)      (4,055)
   Net (decrease) increase in securities sold under agreements to repurchase        (622)       1,852
   Purchase of stock for stock incentive plan                                         --       (1,019)
   Purchase of treasury stock                                                     (3,772)          --
   Proceeds from exercise of stock options                                            40           --
   Payments of cash dividends on common stock                                       (681)        (600)
                                                                               ---------    ---------

   Net cash provided by financing activities                                      38,917       24,709
                                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents                              17,599      (20,016)
Cash and cash equivalents at beginning of year                                    18,640       38,656
                                                                               ---------    ---------
Cash and cash equivalents at end of year                                       $  36,239    $  18,640
                                                                               =========    =========

Supplemental disclosures:
   Interest paid                                                               $  12,115    $   5,721
   Income taxes paid                                                               1,555          533
   Reclass from securities to other assets                                         3,524           --
   Increase (decrease) in due to broker                                              653         (626)
   Increase in due from broker                                                       714           --
   Loans transferred to other real estate owned                                      198           --

Acquisition of First Valley Bancorp:
  Assets acquired:
   Cash and cash equivalents                                                   $  19,013    $      --
   Investments in available-for-sale securities                                   22,648           --
   Federal Home Loan Bank stock, at cost                                             602           --
   Loans, net of allowance for loan losses                                       141,041           --
   Premises and equipment, net                                                     2,946           --
   Accrued interest receivable                                                       837           --
   Deferred income taxes, net                                                        216           --
   Other assets                                                                      733           --
   Identifiable intangible assets                                                  2,459           --
                                                                               ---------    ---------
  Total assets acquired                                                          190,495           --
                                                                               ---------    ---------

  Liabilities assumed:
   Deposits                                                                      168,369           --
   Advanced payments by borrowers for taxes and insurance                            192           --
   Federal Home Loan Bank advances                                                 4,623           --
   Subordinated debentures                                                         3,888           --
   Other liabilities                                                               1,369           --
                                                                               ---------    ---------
  Total liabilities assumed                                                      178,441           --
                                                                               ---------    ---------
Net assets acquired                                                               12,054           --
Acquisition costs                                                                 25,665           --
                                                                               ---------    ---------
Goodwill                                                                       $  13,611    $      --

       The accompanying notes are an integral part of these consolidated financial statements.

                                                  52

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   For the Years Ended March 31, 2008 and 2007
                   -------------------------------------------

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

On July 12, 2007 the Company acquired First Valley Bancorp, Inc., Bristol, Connecticut. First Valley Bancorp was the holding company for Valley Bank (the "Bank"), Bristol, Connecticut. Under the terms of the transaction, shareholders of First Valley Bancorp received 0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock for a total of 1,068,625 shares and $10.8 million. In addition, the Company incurred cash payments for deal expenses, payout of stock options and employee expenses totaling $2.4 million, creating $13.6 million of goodwill, none of which is deductible for tax purposes.

The Association is a federally chartered stock savings and loan association which was incorporated in 1916 and is headquartered in Enfield, Connecticut. The Association operates its business from eight banking offices located in Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer, construction, commercial and small business loans. Valley Bank is a state chartered commercial bank that commenced operations on November 15, 1999. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. The Bank operates from four locations in Connecticut.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

         BASIS OF PRESENTATION:

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds. Cash and due from banks as of March 31, 2008 and 2007 includes $434,000 and $361,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank for Enfield Federal Savings and Loan Association.

         SECURITIES:

         Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

         The Company classifies debt and equity securities with readily determinable fair values into one of two categories: available for sale or held to maturity. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. All other securities must be classified as available for sale.

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

         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

         EARNINGS PER SHARE ("EPS"):

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 121,963 and 108,563 anti-dilutive shares at March 31, 2008 and 2007, respectively. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

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

         Subordinated debentures: Fair values of subordinated debentures are estimated using discounted cash flow analyses, using interest rates currently being offered for debentures with similar terms.

         Due to or from broker: The carrying amount of due to or from broker approximates its fair value.

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

         STOCK-BASED COMPENSATION:

         At March 31, 2008, the Company has two stock-based incentive plans which are described more fully in Note 13. The Company accounts for the plans under SFAS No. 123(R) "Share-Based Payment." During the year ended March 31, 2008 and 2007, $221,000 and $203,000, respectively in stock-based employee compensation was recognized.

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

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS No.
         156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

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

         In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," ("EITF 06-4"). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company's adoption of this issue is not expected to have a material impact on its financial position, results of operations or cash flows.

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

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning April 1, 2009, and early adoption may be elected in certain circumstances. The adoption of this statement is not expected to have a significant impact on the Company's financial position, results of operations or cash flow.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2008), "Business Combinations" (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of March 31:

                                                       Amortized       Gross        Gross
                                                          Cost       Unrealized   Unrealized      Fair
                                                         Basis         Gains        Losses        Value
                                                       ----------    ----------   ----------   ----------
                                                                          (In Thousands)
March 31, 2008:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                          $   11,426    $       76   $        1   $   11,501
   Debt securities issued by states of the United
     States and political subdivisions of the states       12,719           122          337       12,504
   Corporate debt securities                                   65             1           --           66
   Mortgage-backed securities                              38,982           654          163       39,473
   Marketable equity securities                             5,373            --           --        5,373
                                                       ----------    ----------   ----------   ----------
                                                           68,565           853          501       68,917
   Money market mutual funds included in
     cash and cash equivalents                             (5,373)           --           --       (5,373)
                                                       ----------    ----------   ----------   ----------
                                                       $   63,192    $      853   $      501   $   63,544
                                                       ==========    ==========   ==========   ==========
                                                       Amortized       Gross        Gross
                                                          Cost       Unrealized   Unrealized      Fair
                                                         Basis         Gains        Losses        Value
                                                       ----------    ----------   ----------   ----------
                                                                          (In Thousands)
March 31, 2007:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                          $   23,774    $       36   $      235   $   23,575
   Debt securities issued by states of the United
     States and political subdivisions of the states        7,493             9           97        7,405
   Corporate debt securities                                  100             1           --          101
   Mortgage-backed securities                              12,030            46          135       11,941
   Marketable equity securities                             7,224            --          190        7,034
                                                       ----------    ----------   ----------   ----------
                                                           50,621            92          657       50,056
   Money market mutual funds included in
     cash and cash equivalents                               (587)           --           --         (587)
                                                       ----------    ----------   ----------   ----------
                                                       $   50,034    $       92   $      657   $   49,469
                                                       ==========    ==========   ==========   ==========

Mortgage-backed securities are insured or issued by Ginnie Mae, Freddie Mac and Fannie Mae or private issuers, substantially all of which are backed by fixed-rate mortgages.

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2008:

                                                             Fair
                                                             Value
                                                          ------------
                                                         (In Thousands)
Due within one year                                       $        632
Due after one year through five years                              473
Due after five years through ten years                           7,755
Due after ten years                                             15,211
Mortgage-backed securities                                      39,473
                                                          ------------
                                                          $     63,544
                                                          ============

Proceeds from sales of available-for-sale securities for the year ended March 31, 2008 were $20.9 million. Gross realized gains on those sales amounted to $138,000 and $242,000 of gross realized losses were recognized. Proceeds from sales from sales of available-for-sale securities for the year ended March 31, 2007 were $14.9 million. Gross realized gains on those sales amounted to $49,000 and $22,000 of gross realized losses were recognized. The tax (benefit) expense applicable to these net realized (losses) gains in the years ended March 31, 2008 and 2007 amounted to $(21,000) and $11,000, respectively.

As of March 31, 2008 and 2007, securities with carrying amounts of $8.9 million and $12.1 million, respectively, were pledged to secure securities sold under agreements to repurchase. As of March 31, 2008 securities with a carrying value of $1.9 million were pledged as collateral to secure municipal deposits.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

                                                   Less than 12 Months         12 Months or Longer                Total
                                               --------------------------   --------------------------   --------------------------
                                                  Fair        Unrealized       Fair        Unrealized       Fair        Unrealized
                                                  Value         Losses         Value         Losses         Value         Losses
                                               -----------   ------------   -----------   ------------   -----------   ------------
                                                                                  (In Thousands)
March 31, 2008:
Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                $       949   $          1   $        --   $         --   $       949   $          1
Debt securities issued by states of the
   United States and political subdivisions
   of the states                                     5,907            217           649            120         6,556            337
Mortgage-backed securities                           2,844             77         3,163             86         6,007            163
                                               -----------   ------------   -----------   ------------   -----------   ------------
       Total temporarily impaired securities   $     9,700   $        295   $     3,812   $        206   $    13,512   $        501
                                               ===========   ============   ===========   ============   ===========   ============

March 31, 2007:
Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                $     3,072   $         11   $    16,349   $        224   $    19,421   $        235
Debt securities issued by states of the
   United States and political subdivisions
   of the states                                     1,873             34         3,806             63         5,679             97
Mortgage-backed securities                             839              3         7,063            132         7,902            135
Marketable equity securities                            --             --         6,447            190         6,447            190
                                               -----------   ------------   -----------   ------------   -----------   ------------
       Total temporarily impaired securities   $     5,784   $         48   $    33,665   $        609   $    39,449   $        657
                                               ===========   ============   ===========   ============   ===========   ============

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2008 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of March 31:

                                                       2008             2007
                                                     ---------        ---------
                                                          (In Thousands)
Mortgage loans:
   Residential                                       $ 158,268        $ 120,199
   Commercial                                          138,477           54,057
   Construction                                         21,043            8,774
                                                     ---------        ---------
           Total mortgage loans                        317,788          183,030
Consumer loans 6,292                                     2,692
Commercial loans                                        51,958           14,733
                                                     ---------        ---------
                                                       376,038          200,455
Deferred loan origination fees, net                       (223)            (133)
Allowance for loan losses                               (4,046)          (1,875)
                                                     ---------        ---------
           Loans, net                                $ 371,769        $ 198,447
                                                     =========        =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Association and the Bank during the year ended March 31, 2008. Total loans to such persons and their companies amounted to $5.0 million as of March 31, 2008. During the year ended March 31, 2008, principal payments totaled $268,000 and principal advances amounted to $960,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                           2008           2007
                                                          -------       -------
                                                              (In Thousands)
Balance at beginning of period                            $ 1,875       $ 1,636
Acquired in merger                                          1,981            --
Provision for loan losses                                     307           242
Recoveries of loans previously charged off                     14             2
Loans charged off                                            (131)           (5)
                                                          -------       -------
Balance at end of period                                  $ 4,046       $ 1,875
                                                          =======       =======

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

                                                                2008       2007
                                                               ------     ------
                                                                (In Thousands)
Total nonaccrual loans                                         $1,167     $  824
                                                               ======     ======

Accruing loans which are 90 days or more overdue               $    8     $   --
                                                               ======     ======

Information about loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 was as follows as of March 31:

                                                                              2008                         2007
                                                                  ---------------------------   ---------------------------
                                                                  Recorded       Related        Recorded       Related
                                                                  Investment     Allowance      Investment     Allowance
                                                                  In Impaired    For Credit     In Impaired    For Credit
                                                                  Loans          Losses         Losses         Loans
                                                                  ------------   ------------   ------------   ------------
                                                                                       (In Thousands)
Loans for which there is a related allowance for credit losses    $         --   $         --   $         --   $         --

Loans for which there is no related allowance for credit losses            398             --             --             --
                                                                  ------------   ------------   ------------   ------------

           Totals                                                 $        398   $         --   $         --   $         --
                                                                  ============   ============   ============   ============

Average recorded investment in impaired loans during the
   year ended March 31                                            $         80                  $         --
                                                                  ============                  ============

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

           Total recognized                                       $         --                  $         --
                                                                  ============                  ============
           Amount recognized using a cash-basis method
              of accounting                                       $         --                  $         --
                                                                  ============                  ============

NOTE 5 - PREMISES AND EQUIPMENT, NET
------------------------------------

The following is a summary of premises and equipment as of March 31:

                                             2008        2007
                                            -------    -------
                                              (In Thousands)
Land                                        $   834    $   364
Buildings and building improvements           2,650      2,045
Furniture, fixtures and equipment             2,854      2,013
Leasehold improvements                        2,453      1,226
                                            -------    -------
                                              8,791      5,648
Accumulated depreciation and amortization    (2,113)    (1,404)
                                            -------    -------
                                            $ 6,678    $ 4,244
                                            =======    =======

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2008 and 2007 were as follows:

                                       Core Deposit
                            Goodwill    Intangibles
                           ----------   -----------
                                 (In Thousands)
Balance, March 31, 2006    $    1,090   $      687
Amortization expense               --          (88)
                           ----------   ----------

Balance, March 31, 2007         1,090          599
Additional due to merger       13,611        2,459
Amortization expense               --         (387)
                           ----------   ----------

Balance, March 31, 2008    $   14,701   $    2,671
                           ==========   ==========

Estimated annual amortization expense of identifiable intangible assets is as follows:
                                                            (In Thousands)
Years Ended March 31,
         2009                                                  $    506
         2010                                                       461
         2011                                                       417
         2012                                                       372
         2013                                                       326
         Thereafter                                                 589
                                                               --------
                  Total                                        $  2,671
                                                               ========

A summary of acquired identifiable intangible assets is as follows as of March 31, 2008:


                              Gross Carrying     Accumulated      Net Carrying
                                  Amount         Amortization        Amount
                             ----------------  ----------------  --------------
                                                (In Thousands)
Core deposit intangibles          $3,345            $(674)           $2,671

There was no impairment recorded in fiscal years 2008 and 2007 based on valuations at March 31, 2008 and 2007.

NOTE 7 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $68.9 million and $21.1 million as of March 31, 2008 and 2007, respectively. With the exception of self-directed retirement accounts which are insured up to $250,000, deposits in excess of $100,000 are not federally insured.

For time deposits as of March 31, 2008, the scheduled maturities for each of the following five years ended March 31, are:

                                               (In Thousands)
               2009                               $157,096
               2010                                 23,275
               2011                                 10,747
               2012                                  2,400
               2013                                  7,219
                                                  --------
                 Total                            $200,737
                                                  ========

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the "FHLB").

Maturities of advances from the FHLB for the years ending after March 31, 2008 are summarized as follows:

                                                     (In Thousands)
              2009                                     $  6,106
              2010                                        9,978
              2011                                       26,993
              2012                                        6,143
              2013                                        2,472
              Thereafter                                 10,273
              Fair value adjustment                         (37)
                                                       --------
                                                       $ 61,928
                                                       ========

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis. As of March 31, 2008, the Company has two advances which the FHLB has the option of calling as of the put date, and quarterly thereafter:

    Amount               Maturity Date           Put Date        Interest Rate
    ------               -------------           --------        -------------
(In Thousands)
     $5,000           August 1, 2016          August 3, 2009          4.89%
      2,000           September 2, 2014       May 30, 2008            3.89

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2008, the interest rates on FHLB advances ranged from 2.95% to 5.21%. At March 31, 2008, the weighted average interest rate on FHLB advances was 4.33%.

NOTE 9 - SUBORDINATED DEBENTURES
--------------------------------

On July 28, 2005, FVB Capital Trust I ("Trust I"), a Delaware statutory trust formed by First Valley Bancorp, completed the sale of $4.1 million of 6.42%, 5 Year Fixed-Floating Capital Securities ("Capital Securities"). Trust I also issued common securities to First Valley Bancorp and used the net proceeds from the offering to purchase a like amount of 6.42% Junior Subordinated Debentures ("Debentures") of First Valley Bancorp. Debentures are the sole assets of Trust I.

Capital Securities accrue and pay distributions quarterly at an annual rate of 6.42% for the first 5 years of the stated liquidation amount of $10 per Capital Security. First Valley Bancorp fully and unconditionally guaranteed all of the obligations of the Trust, which are now guaranteed by the Company. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities, but only to the extent that Trust I has funds necessary to make these payments.

Capital Securities are mandatorily redeemable upon the maturing of Debentures on August 23, 2035 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem Debentures, in whole or in part on or after August 23, 2010 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

The trust and guaranty provide for the binding of any successors in the event of a merger, as is the case in the merger of First Valley Bancorp and the Company. The Company has assumed the obligations of First Valley Bancorp in regards to the subordinated debentures due to the acquisition of First Valley Bancorp by the Company.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------

The securities sold under agreements to repurchase as of March 31, 2008 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies and mortgage-backed securities. The securities were held in the Company's safekeeping account under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 11 - INCOME TAXES
----------------------

The components of income tax expense are as follows for the years ended March
31:

                                                             2008          2007
                                                            -----         -----
                                                               (In Thousands)
Current:
   Federal                                                  $ 763         $ 511
   State                                                      214           133
Benefit of operating loss carryforward                       (100)           --
                                                            -----         -----
                                                              877           644
                                                            -----         -----

Deferred:
   Federal                                                   (217)         (113)
   State                                                        7           (26)
Change in valuation allowance                                  61            --
                                                            -----         -----
                                                             (149)         (139)
                                                            -----         -----
     Total income tax expense                               $ 728         $ 505
                                                            =====         =====

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:

                                                                 2008     2007
                                                                 ----     ----
Federal income tax at statutory rate                             34.0%    34.0%
Increase (decrease) in tax resulting from:
   Nontaxable interest income                                    (8.0)    (8.0)
   Nontaxable life insurance income                              (2.7)    (5.5)
   Excess book basis of Employee Stock Ownership Plan             3.9      5.9
   Other adjustments                                              2.9      3.1
Change in valuation allowance                                     3.2       --
State tax, net of federal tax benefit                             4.1      4.8
                                                                 ----     ----
     Effective tax rates                                         37.4%    34.3%
                                                                 ====     ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                              2008       2007
                                                                            -------    -------
                                                                              (In Thousands)
Deferred tax assets:
   Excess of allowance for loan losses over tax bad debt reserve            $ 1,552    $   730
   Deferred loan origination fees                                                87         52
   Net unrealized holding loss on available-for-sale securities                  --        220
   Deferred compensation                                                        664        434
   FASB Statement No. 158 adjustment                                              8          8
   Capital loss carryforward                                                     61         --
   Other                                                                         66         43
                                                                            -------    -------
           Gross deferred tax assets                                          2,438      1,487
   Valuation allowance                                                          (61)        --
                                                                            -------    -------
           Gross deferred tax assets, net of valuation allowance              2,377      1,487
                                                                            -------    -------

Deferred tax liabilities:
   Premises and equipment, principally due to differences in depreciation       (60)       (92)
   Net mark-to-market adjustments                                            (1,035)      (258)
   Net unrealized holding gain on available-for-sale securities                (137)        --
   Other                                                                         (5)        (5)
                                                                            -------    -------
           Gross deferred tax liabilities                                    (1,237)      (355)
                                                                            -------    -------
Net deferred tax asset                                                      $ 1,140    $ 1,132
                                                                            =======    =======

Based on the Company's historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2008.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company's pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2008.

NOTE 12 - BENEFIT PLANS
-----------------------

The Association has a non-contributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Association contributed $70,000 and $383,000 to the plan during the years ended March 31, 2008 and 2007, respectively. The Association's plan is part of a multi-employer plan for which detail as to the Association's relative position is not readily determinable. Effective January 1, 2006, the Association excluded from membership in the plan those employees hired on or after January 1, 2006. Effective February 1, 2007, the Association ceased benefit accruals under the plan.

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

The following table sets forth information about the Plan as of March 31:

                                                                         2008     2007
                                                                        -----    -----
                                                                        (In Thousands)
Change in projected benefit obligation:
     Benefit obligation at beginning of year                            $ 190    $ 159
     Service cost                                                           4       14
     Interest cost                                                          9       11
     Benefits paid                                                        (47)     (18)
     Prior service cost                                                    --       14
     Actuarial loss                                                        --       10
                                                                        -----    -----
              Benefit obligation at end of year                           156      190
     Plan assets                                                           --       --
                                                                        -----    -----
     Funded status/accrued pension cost included in other liabilities   $(156)   $(190)
                                                                        =====    =====

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of the following as of March 31, 2008:

                                                                  2008     2007
                                                                  ----     ----
                                                                  (In Thousands)
Unrecognized net loss                                             $ 10     $ 10
Unrecognized prior service cost                                     11       11
                                                                  ----     ----
                                                                  $ 21     $ 21
                                                                  ====     ====

The accumulated benefit obligation for the Plan was $156,000 and $190,000 at March 31, 2008 and 2007, respectively.


                                                                               2008   2007
                                                                               ----   ----
                                                                             (In Thousands)
Components of net periodic cost:
     Service cost                                                              $  4   $ 14
     Interest cost                                                                9     11
     Loss recognized                                                             --     --
     Unrecognized prior service cost recognized                                  --      3
                                                                               ----   ----
              Net periodic pension cost                                          13     28
                                                                               ----   ----

Other changes in benefit obligations recognized in other comprehensive loss:
     Unrecognized net loss                                                       --     --
     Prior service cost                                                          --     --
                                                                               ----   ----
              Total recognized in other comprehensive loss                       --     --
                                                                               ----   ----
              Total recognized in net periodic pension cost and
                 other comprehensive loss                                      $ 13   $ 28
                                                                               ====   ====

The estimated unrecognized loss and prior service cost that will be accreted into accumulated other comprehensive loss from net periodic benefit cost over the year ended March 31, 2009 is $0 and $1,000, respectively.

The discount rate used in determining the projected benefit obligation and net periodic benefit cost was 6.0% for the year ended March 31, 2008 and 2007.

Estimated future benefit payments are as follows for the years ended March 31:

                                            (In Thousands)
              2009                                $12
              2010                                 18
              2011                                 18
              2012                                 18
              2013                                 18
              2014-2018                            90

The Association sponsors a 401(k) Plan whereby the Association matches 50% of the first 6% of employee contributions. During the years ended March 31, 2008 and 2007, the Association contributed $105,000 and $61,000, respectively under this plan.

The Association has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Association. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 240 months. Following the initial 240 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Association has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policies amounted to $154,000 for the years ended March 31, 2008 and 2007. A periodic amount is being expensed and accrued to a liability reserve account during the President's active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Association for the years ended March 31, 2008 and 2007 was $269,000 and $245,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2008 and 2007 in the amounts of $1.0 million and $764,000, respectively.

The Association formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust's assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets. As of March 31, 2008 and 2007, total assets in the Rabbi Trust were $4.2 million and $4.0 million, respectively.

The Association adopted the Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan (SERP), effective June 4, 2002. The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans. The Board of Directors has designated the President to participate in the Plan. The expense of this plan to the Association for the year ending March 31, 2008 is $10,000.

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

NOTE 13 - STOCK COMPENSATION PLANS
----------------------------------

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2008 and 2007.

                                                        2008            2007
                                                        ----            ----
Dividend yield                                          0.89%           0.93%
Expected life                                        10 years        10 years
Expected volatility                                     13.0%           14.0%
Risk-free interest rate                                 4.65%           4.80%

A summary of the status of the Plans as of March 31, 2008 and 2007 and changes during the years then ended is presented below:

                                                     2008                         2007
                                         -----------------------------  -----------------------------
                                                       Weighted-Average               Weighted-Average
                                            Shares      Exercise Price    Shares       Exercise Price
                                         ------------   --------------  ------------   --------------
Outstanding at beginning of year              356,778    $       8.55        252,004    $       6.68
Granted                                        15,000           13.29        108,563           12.84
Exercised                                      (5,683)           6.99             --              --
Forfeited                                     (16,098)           7.04         (3,789)           7.73
                                         ------------                   ------------
Outstanding at end of year                    349,997    $       8.84        356,778    $       8.55
                                         ============                   ============

Options exercisable at year-end               236,233                        186,195
Weighted-average fair value of options
   granted during the year               $       4.20                   $       4.14

The following table summarizes information about stock options outstanding as of March 31, 2008:

                Options Outstanding                                  Options Exercisable
----------------------------------------------------------    ---------------------------------
    Number       Weighted-Average                                Number
 Outstanding        Remaining         Weighted-Average         Exercisable     Weighted-Average
as of 3/31/08    Contractual Life      Exercise Price         as of 3/31/08     Exercise Price
-------------   ------------------   ---------------------    -------------   ------------------
   195,250          4.9 years               $6.40                195,250             $6.40
    30,784          6.1 years                8.17                 18,470              8.17
     2,000          7.9 years               10.81                    800             10.81
   106,963          8.4 years               12.84                 21,713             12.84
    15,000          9.1 years               13.29                    ---              ---
  --------                                                     ---------
   349,997          6.3 years                8.84                236,233              7.15
  ========                                                     =========

Under the 2003 and 2006 Plans, common stock of the Company may be granted at no cost to employees and outside directors of the Company. Plan participants are entitled to cash dividends and to vote such shares. Such shares vest in five equal annual installments. Upon issuance of shares of restricted stock under the Plans, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year vesting period. In February 2003, 86,251 shares were awarded under the 2003 Plan and in September 2006, 53,189 shares were awarded under the 2006 Plan. The awards vest in installments over five years. The compensation cost that has been charged against income for the granting of stock awards under the plan was $230,000 and $197,000 for the years ended March 31, 2008 and 2007, respectively.

Upon a change in control as defined in the 2003 and 2006 Plans, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and further restrictions lapse.

As of March 31, 2008, there was $393,000 of unrecognized compensation cost related to unvested stock options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN
---------------------------------------

On June 4, 2002, the date the mutual holding company reorganization was consummated, the Association implemented the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 2002. On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company (174,768 as adjusted for the 2.3683 share exchange). To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing is currently at an interest rate of 4.75% and is to be repaid in equal annual installments through December 31, 2011. In fiscal 2006, the ESOP purchased 246,068 shares of common stock in the second-step conversion with a $2.5 million loan from the Company, which has a 15 year term at an interest rate of 7.25%. Dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Association to the ESOP are discretionary; however, the Association intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation compared to all other participants. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet. ESOP expense for the years ended March 31, 2008 and 2007 was $399,000 and $421,000, respectively.

The ESOP shares as of March 31 were as follows:

                                                         2008             2007
                                                     ----------       ----------
Allocated shares                                        117,936           95,038
Unreleased shares                                       283,183          317,063
                                                     ----------       ----------
Total ESOP shares                                       401,119          412,101
                                                     ==========       ==========

Fair value of unreleased shares                      $3,185,809       $4,277,180
                                                     ==========       ==========

NOTE 15 - REGULATORY MATTERS
----------------------------

The Company, as a Federal Reserve multi-bank holding company, is not subject to capital requirements. The Association and Bank (collectively "Subsidiaries") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Subsidiaries' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2008 and 2007, that the Subsidiaries meet all capital adequacy requirements to which they are subject.

As of March 31, 2008, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Core and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                               For Capital         Prompt Corrective
                                                             Actual         Adequacy Purposes      Action Provisions
                                                       -----------------   -------------------    ------------------
                                                       Amount      Ratio   Amount        Ratio    Amount       Ratio
                                                       ------      -----   ------        -----    ------       -----
                                                                        (Dollar Amounts in Thousands)
As of March 31, 2008:

   Total Capital (to Risk Weighted Assets)              $27,376     14.13%     $15,504    > 8.0%   $19,381    > 10.0%
                                                                                          -                   -
   Tangible Capital (to Tangible Assets)                 25,300      8.80        4,313    > 1.5        N/A       N/A
                                                                                          -
   Core Capital (to Adjusted Tangible Assets)            25,300      8.80       11,502    > 4.0     14,378     > 5.0
                                                                                          -                    -
   Tier 1 Capital (to Risk Weighted Assets)              25,300     13.05          N/A    N/A       11,628     > 6.0
                                                                                                               -

As of March 31, 2007:

   Total Capital (to Risk Weighted Assets)              $43,350     25.26%     $13,730    > 8.0%   $17,162    > 10.0%
                                                                                          -                   -
   Tangible Capital (to Tangible Assets)                 41,476     14.66        4,243    > 1.5        N/A       N/A
                                                                                          -
   Core Capital (to Adjusted Tangible Assets)            41,476     14.66       11,315    > 4.0     14,143     > 5.0
                                                                                          -                    -
   Tier 1 Capital (to Risk Weighted Assets)              41,476     24.17          N/A      N/A     10,297     > 6.0
                                                                                                               -

The Association will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Association to be reduced below the amount required under OTS rules and regulations.

As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                              For Capital           Prompt Corrective
                                                        Actual             Adequacy Purposes        Action Provisions
                                                   ----------------       -------------------      ------------------
                                                   Amount     Ratio       Amount        Ratio      Amount       Ratio
                                                   ------     -----       ------        -----      ------       -----
                                                                      (Dollar amounts in thousands)
As of March 31, 2008:

   Total Capital (to Risk Weighted Assets)         $26,256    14.33%      $14,658       >8.0%     $18,322       >10.0%
                                                                                        -                       -
   Tier 1 Capital (to Risk Weighted Assets)         24,286    13.25         7,329       >4.0       10,993        >6.0
                                                                                        -                        -
   Tier 1 Capital (to Average Assets)               24,286    11.56         8,402       >4.0       10,502        >5.0
                                                                                        -                        -

NOTE 16 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income are as follows:

                                                                 Income        Shares        Per-Share
                                                               (Numerator)  (Denominator)      Amount
                                                              ------------  -------------   ------------
                                                                            (In Thousands)
Year ended March 31, 2008
   Basic EPS
     Net income and income available to common stockholders   $      1,215      5,620,196   $       0.22
     Effect of dilutive securities options                              --        160,153
                                                              ------------   ------------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                    $      1,215      5,780,349   $       0.21
                                                              ============   ============

Year ended March 31, 2007
   Basic EPS
     Net income and income available to common stockholders   $        970      4,945,603   $       0.20
     Effect of dilutive securities options                              --        179,964
                                                              ------------   ------------
   Diluted EPS
     Income available to common stockholders and
       assumed conversions                                    $        970      5,125,567   $       0.19
                                                              ============   ============

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2009 and 2031. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2008:

      Year Ended March 31                                   (In Thousands)
      -------------------
             2009                                              $   796
             2010                                                  815
             2011                                                  830
             2012                                                  863
             2013                                                  828
             Thereafter                                          9,740
                                                               -------
               Total minimum lease payments                    $13,872
                                                               =======

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $788,000 and $540,000 for the years ended March 31, 2008 and 2007, respectively.

NOTE 18 - OTHER COMPREHENSIVE INCOME
------------------------------------

Other comprehensive income for the years ended March 31, 2008 and 2007 are as follows:

                                                                              March 31, 2008
                                                                --------------------------------------------
                                                                 Before Tax         Tax          Net of Tax
                                                                   Amount         Effects          Amount
                                                                ------------    ------------    ------------
                                                                          (Dollars in Thousands)
Net unrealized holding gains on available-for-sale securities   $        824    $       (321)   $        503
Reclassification adjustment for realized losses in net income             93             (36)             57
                                                                ------------    ------------    ------------

Total                                                           $        917    $       (357)   $        560
                                                                ============    ============    ============

                                                                              March 31, 2007
                                                                --------------------------------------------
                                                                 Before Tax         Tax          Net of Tax
                                                                   Amount         Effects          Amount
                                                                ------------    ------------    ------------
                                                                          (Dollars in Thousands)
Net unrealized holding gains on available-for-sale securities   $        462    $       (180)   $        282
Reclassification adjustment for realized gains in net income             (32)             13             (19)
                                                                ------------    ------------    ------------
Total                                                           $        430    $       (167)   $        263
                                                                ============    ============    ============

NOTE 19 - FINANCIAL INSTRUMENTS
-------------------------------

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2008 and 2007, the maximum potential amount of the Company's obligation was $2,012,000 and $10,000 for financial and standby letters of credit, respectively. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The following are carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31:

                                                                       2008                          2007
                                                            ---------------------------   ---------------------------
                                                              Carrying      Estimated      Carrying      Estimated
                                                               Amount      Fair Value       Amount       Fair Value
                                                            ------------   ------------   ------------   ------------
                                                                                  (In Thousands)
Financial assets:
   Cash and cash equivalents                                $     36,239   $     36,239   $     18,640   $     18,640
   Interest-bearing time deposits with other banks                   693            693          1,877          1,903
   Available-for-sale securities                                  63,544         63,544         49,469         49,469
   Federal Home Loan Bank stock                                    3,571          3,571          1,979          1,979
   Loans, net                                                    371,769        375,982        198,447        197,812
   Other investment securities                                     3,400          3,400             --             --
   Accrued interest receivable                                     2,165          2,165          1,323          1,323
   Due from broker                                                   714            714             --             --

Financial liabilities:
   Deposits                                                      370,312        372,478        181,675        182,330
   Advanced payments by borrowers for taxes and insurance            909            909            796            796
   FHLB advances                                                  61,928         63,953         33,587         33,432
   Securities sold under agreements to repurchase                  8,555          8,558          9,177          9,182
   Subordinated debentures                                         3,893          3,094             --             --
   Due to broker                                                     653            653             --             --

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except for other investments, due from broker and due to broker which are included in other assets and other liabilities. Accounting policies related to financial instruments are described in Note 2.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                          2008             2007
                                                         -------         -------
                                                             (In Thousands)
Commitments to originate loans                           $ 8,305         $ 2,947
Standby letters of credit                                  2,012              10
Unadvanced portions of loans:
   Construction                                            9,233           6,281
   Home equity                                             8,088           1,726
   Commercial lines of credit                             19,473           4,300
                                                         -------         -------
                                                         $47,111         $15,264
                                                         =======         =======

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 20 - ACQUISITION
---------------------

The results of operations of Valley Bank have been included in the Company's consolidated financial statements since the acquisition date of July 12, 2007. The following information assumes that the acquisition of First Valley Bancorp had occurred on April 1, 2006, the beginning of fiscal year 2007.

                                                For the Years Ended March 31,
                                                -----------------------------
                                                     2008           2007
                                                  ----------     ----------
                                                         (unaudited)

Total revenue                                     $   30,893     $   28,230
Net income                                        $    1,044     $    1,510
Earnings per share:
     Basic                                        $     0.18     $     0.25
     Diluted                                      $     0.17     $     0.24

Fair values of assets acquired and liabilities assumed at the date of acquisition is presented in the Consolidated Statements of Cash Flows.

NOTE 21 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Company's business activity is with customers located within Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 22 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                                 Balance Sheets
                                 --------------
                                 (In Thousands)
                                                                        March 31,
                                                                    -----------------
ASSETS                                                               2008      2007
                                                                    -------   -------
Cash on deposit with Enfield Federal Savings and Loan Association   $ 1,762   $11,376
Investment in subsidiaries                                           67,197    42,852
Loans to ESOP                                                         2,593     2,770
Accrued interest receivable                                              46        48
Other assets                                                          1,100       359
Due from subsidiary                                                     109       139
                                                                    -------   -------
           Total assets                                             $72,807   $57,544
                                                                    =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                                   $    70   $   259
Subordinated debentures                                               3,893        --
Deferred tax liability                                                  107        19
Stockholders' equity                                                 68,737    57,266
                                                                    -------   -------
           Total liabilities and stockholders' equity               $72,807   $57,544
                                                                    =======   =======



                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                              Statements of Income
                              --------------------
                                 (In Thousands)
                                                                            For the Years Ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             2008          2007
                                                                          ----------    ----------
Interest income                                                           $      432    $      762
Interest expense                                                                 195            --
                                                                          ----------    ----------
Net interest income                                                              237           762
Other expense                                                                    263           235
                                                                          ----------    ----------
(Loss) income before income tax (benefit) expense and equity in
   undistributed net income of subsidiaries                                      (26)          527
Income tax (benefit) expense                                                      (9)          211
                                                                          ----------    ----------
(Loss) Income before equity in undistributed net income of subsidiaries          (17)          316
Equity in undistributed net income of subsidiaries                             1,232           654
                                                                          ----------    ----------
Net income                                                                $    1,215    $      970
                                                                          ==========    ==========


                            Statements of Cash Flows
                            ------------------------
                                 (In Thousands)
                                                                                          For the Years Ended
                                                                                              March 31,
                                                                                       ------------------------
                                                                                          2008          2007
                                                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                                                          $    1,215    $      970
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of fair value adjustments                                                     5            --
     Decrease in accrued interest receivable                                                    2            47
     Decrease in due from subsidiaries                                                        898           525
     Increase in other assets                                                                (741)         (327)
     (Decrease) increase in other liabilities                                                (101)          245
     Undistributed net income of subsidiaries                                              (1,232)         (654)
                                                                                       ----------    ----------

   Net cash provided by operating activities                                                   46           806
                                                                                       ----------    ----------

Cash flows from investing activities:
     Dividends from subsidiaries                                                           19,000            --
     Investment in subsidiaries                                                           (12,000)           --
     Cash issued in acquisition                                                           (12,424)           --
     Principal payments received on loans to ESOP                                             177           164
                                                                                       ----------    ----------

   Net cash (used in) provided by investing activities                                     (5,247)          164
                                                                                       ----------    ----------

Cash flows from financing activities:
     Purchase of treasury stock                                                            (3,772)           --
     Purchase of stock for equity incentive plan                                               --        (1,019)
     Exercise of stock options                                                                 40            --
     Payment of cash dividends on common stock                                               (681)         (600)
                                                                                       ----------    ----------

     Net cash used in financing activities                                                 (4,413)       (1,619)
                                                                                       ----------    ----------

Net decrease in cash and cash equivalents                                                  (9,614)         (649)
Cash and cash equivalents at beginning of year                                             11,376        12,025
                                                                                       ----------    ----------
Cash and cash equivalents at end of year                                               $    1,762    $   11,376
                                                                                       ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

         (a) The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

         (b) Management's report on internal control over financial reporting.

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

         The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control--Integrated Framework.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

         (c) There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control financial reporting,

ITEM 9B.       OTHER INFORMATION

         None.

                                    PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

         The information relating to the directors of the Company is incorporated herein by reference to the sections captioned "Corporate Governance--Committees of the Board of Directors" and "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

Executive Officers

         Certain executive officers of the Association and Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company, Association and Bank relate primarily to their duties as to the Association and Bank. The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. The executive officers of the Company currently are as follows:

Name                     Age(1)                              Position(s)
-----------             -------  ------------------------------------------------------------------
David J. O'Connor          61    Chief Executive Officer and Director of New England
                                    Bancshares and Chief Executive Officer, President and
                                    Director of Enfield Federal

Robert L. Messier, Jr.     65    President and Director of New England Bancshares and
                                    Chief Executive Officer and Director of Valley Bank

Scott D. Nogles            38    Executive Vice President and Chief Financial Officer

                                    of New England Bancshares and Enfield Federal
John F. Parda              59    Executive Vice President and Chief Loan Officer of Enfield Federal

----------------------------

(1) As of March 31, 2008.

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

         Robert L. Messier, Jr. is the President of New England Bancshares, Inc. and the Chief Executive Officer of Valley Bank. He was the President and Chief Executive Officer of First Valley Bancorp, the former holding company of Valley Bank, since its inception in 1999. Mr. Messier served as Vice President and regional commercial banking officer with Eagle Bank from 1996 until its merger with Webster Bank in 1998. From 1992 to 1996, Mr. Messier was a Vice President, with corporate/small business lending regional manager responsibilities of BankBoston Connecticut. He is Director Emeritus and Past Chairman of the Greater Bristol Health Care, Inc., a Past Director of St. Francis Hospital and Medical Center and Past Director of Central Connecticut Medical Management. He has been the President of the Business Education Foundation since 1990 and Former Chairman of the Central Connecticut Revolving Loan Fund from 1995 to 2006. Age
65. Director since 2007.

         Scott D. Nogles. Mr. Nogles joined New England Bancshares and Enfield Federal in 2004 as Senior Vice President and Chief Financial Officer. He was named Executive Vice President and Chief Financial Officer in 2008. Before joining Enfield Federal, he was Vice President and Chief Financial Officer of Luzerne National Bank in Luzerne, Pennsylvania from 2003 to 2004. Mr. Nogles has an MBA from the University of Connecticut.

         John F. Parda. Mr. Parda joined Enfield Federal in 1999 as Vice President and Senior Loan Officer. He was named Senior Vice President and Senior Loan Officer in 2001and Executive Vice President and Senior Loan Officer in 2008. Mr. Parda has over 30 years of diversified banking experience with Connecticut financial institutions. Before joining Enfield Federal, he was a Vice President and Commercial Loan Officer with the former First International Bank, now a subsidiary of UPS Capital, a lender specializing in government guaranteed loans.

Compliance with Section 16(a) of the Exchange Act

         Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

Disclosure of Code of Ethics and Business Conduct

         For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance--Code of Ethics and Business Conduct" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference. A copy of the code of ethics and business conduct is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 855 Enfield Street, Enfield, Connecticut 06082.

Corporate Governance

         For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance - Committees of the Board of Directors - Audit Committee" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.       EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to the sections captioned "Corporate Governance - Directors' Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

         (c)      Changes in Control

                  Management of New England Bancshares knows of no arrangements, including any pledge by any person of securities of New England Bancshares, the operation of which may at a subsequent date result in a change in control of the registrant.


         (d)      Equity Compensation Plan Information

         The following table provides information as of March 31, 2008 for compensation plans under which equity securities may be issued.

------------------------------------------------------------------------------------------------------------------
        Plan category         Number of Securities to be   Weighted-average exercise     Number of securities
                                issued upon exercise of      price of outstanding       remaining available for
                                 outstanding options,        options, warrants and       future issuance under
                                  warrants and rights               rights             equity compensation plans
                                                                                         (excluding securities
                                                                                       reflected in column (a))
                                          (a)                         (b)                         (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            349,997                      $8.84                      193,989
------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders             ---                         ---                         ---
------------------------------------------------------------------------------------------------------------------
Total                                   349,997                      $8.84                      193,989
------------------------------------------------------------------------------------------------------------------

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
               INDEPENDENCE

Certain Relationships and Related Transactions

         For information regarding certain relationships and related transactions, the section captioned "Transactions with Related Persons" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

         For information regarding director independence, the section captioned "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information relating to the Company's principal accountant fees and services is incorporated herein by reference to the section captioned "Proposal 2--Ratification of Independent Auditors" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.

                                     PART IV
ITEM 15.       EXHIBITS AND FINANCIAL SATEMENT SCHEDULES

         2.1 Agreement and Plan of Merger, dated November 21, 2006, by and among, New England Bancshares, Inc., New England Bancshares Acquisition, Inc. and First Valley Bancorp, Inc. (1)
         3.1      Articles of Incorporation of New England Bancshares, Inc.
                  ((2))
         3.2      Bylaws of New England Bancshares, Inc. ((2))
         4.0      Specimen stock certificate of New England Bancshares, Inc.
                  ((2))
         10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust((3))
         10.2     Employment Agreement by and between Enfield Federal Savings and Loan Association and David J. O'Connor ((4))
         10.3     Employment Agreement by and between New England Bancshares,
                  Inc. and David J. O'Connor ((4))
         10.4 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan((3))
         10.5 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement ((3))
         10.6 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (5)
         10.7 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan((3))
         10.8 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan ((3))
         10.9     Split Dollar Arrangement with David J. O'Connor ((3))
         10.10 New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated (7)
         10.11 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and John F. Parda, as amended and restated ((8))
         10.12 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Scott D. Nogles, as amended and restated ((8))
         10.13    Lease agreement with Troiano Professional Center, LLC ((6))
         10.14 Employment Agreement by and between New England Bancshares, Inc. and Robert L. Messier, Jr.(9)
         23.1     Consent of Shatswell, MacLeod & Company, P.C.
         31.1     Rule 13a-14(a) /15d-14(a) Certification of Chief Executive
                  Officer
         31.2     Rule 13a-14(a) /15d-14(a) Certification of Chief Financial
                  Officer
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Chief Financial Officer

         --------------------
(1) Incorporated by reference into this document from the exhibits to the Current Report on Form 8-K filed on November 28, 2006.
(2) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.
(3) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.
(4) Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005.
(5) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2006.
(6) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2005.
(7) Incorporated by reference from the Proxy Statement for the 2003 Special Meeting of Stockholders.
(8) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2007.
(9) Incorporated by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB filed November 14, 2007.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       New England Bancshares, Inc.


Date:  June 27, 2008                                   By:  /s/ David J. O'Connor
                                                           --------------------------------------
                                                           David J. O'Connor
                                                           Chief Executive Officer
                                                           and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



 /s/ David J. O'Connor                                    /s/ Scott D. Nogles
-----------------------------------------------           ---------------------------------------
David J. O'Connor, Chief Executive                        Scott D. Nogles, Executive Vice President and Chief
   Officer and Director (principal executive officer)       Financial Officer (principal financial and
                                                            accounting officer)
Date:  June 27, 2008                                      Date:  June 27, 2008


/s/ Thomas O. Barnes                                      /s/ Lucien P. Bolduc
-----------------------------------------------           ---------------------------------------
Thomas O. Barnes, Director                                Lucien P. Bolduc, Director
Date:  June 27, 2008                                      Date:  June 27, 2008


/s/ Edmund D. Donovan                                     /s/ Peter T. Dow
-----------------------------------------------           ---------------------------------------

Edmund D. Donovan, Director                               Peter T. Dow, Chairman of the Board
Date: June 27, 2008                                       Date: June 27, 2008


/s/ William C. Leary                                      /s/ Myron J. Marek
-----------------------------------------------           ---------------------------------------
William C. Leary, Director                                Myron J. Marek, Director
Date:  June 27, 2008                                      Date:  June 27, 2008


/s/ Dorothy K. McCarty                                    /s/ Robert L. Messier, Jr.
-----------------------------------------------           ---------------------------------------
Dorothy K. McCarty, Director                              Robert L. Messier, Jr., President and Director
Date:  June 27, 2008                                      Date:  June 27, 2008


/s/ James J. Pryor                                        /s/ Richard K. Stevens
-----------------------------------------------           ---------------------------------------
James J. Pryor, Director                                  Richard K. Stevens, Director
Date:  June 27, 2008                                      Date:  June 27, 2008


/s/ Richard M. Tatoian, Esq.
-----------------------------------------------
Richard M. Tatoian, Esq., Director
Date:  June 27, 2008
