Form 10-Q
period 2008-06-30
New England Bancshares, Inc.
filed 2008-08-14
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Maryland                                                              04-3693643
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                              No.)

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Issuer had 5,990,973 shares of common stock, par value $0.01 per share, outstanding as of August 11, 2008.

                          NEW ENGLAND BANCSHARES, INC.
                                  FORM 10-QSB

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited)
           and March 31, 2008 ...................................................     1

           Condensed Consolidated Statements of Income for the
           Three Months Ended June 30, 2008 and 2007 (Unaudited) ................     2

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 2008 and 2007 (Unaudited) ................     3

           Notes to Condensed Consolidated Financial Statements (Unaudited) .....     4

Item 2.    Management's Discussion and Analysis of Financial Conditions
           and Results of Operations ............................................     9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...........    15

Item 4T.   Controls and Procedures ..............................................    16

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings ....................................................    17

Item 1A    Risk Factors .........................................................    17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ..........    17

Item 3.    Defaults Upon Senior Securities ......................................    17

Item 4.    Submission of Matters to a Vote of Security Holders ..................    17

Item 5.    Other Information ....................................................    17

Item 6.    Exhibits .............................................................    18

SIGNATURES ......................................................................    18

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                  June 30,     March 31,
                                                                                    2008          2008
                                                                                -----------   -----------
                                                                                (Unaudited)
ASSETS
------
   Cash and due from banks ..................................................   $    11,684   $     9,115
   Interest-bearing demand deposits with other banks ........................           172           160
   Federal funds sold .......................................................        18,904        21,591
   Money market mutual funds ................................................           510         5,373
                                                                                -----------   -----------
       Total cash and cash equivalents ......................................        31,270        36,239
   Interest-bearing time deposits with other banks ..........................           297           693
   Investments in available-for-sale securities, at fair value ..............        77,468        63,544
   Federal Home Loan Bank stock, at cost ....................................         3,571         3,571
   Loans, net of allowance for loan losses of $4,158 as of June 30, 2008 and
     $4,046 as of March 31, 2008 ............................................       380,577       371,769
   Premises and equipment, net ..............................................         6,536         6,678
   Accrued interest receivable ..............................................         2,369         2,165
   Deferred income taxes, net ...............................................         1,788         1,140
   Cash surrender value of life insurance ...................................         8,935         8,847
   Identifiable intangible assets ...........................................         2,537         2,671
   Goodwill .................................................................        14,701        14,701
   Other assets .............................................................         7,429         6,161
                                                                                -----------   -----------
       Total assets .........................................................   $   537,478   $   518,179
                                                                                ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
   Deposits:
     Noninterest-bearing ....................................................   $    41,816   $    40,347
     Interest-bearing .......................................................       349,782       329,965
                                                                                -----------   -----------
       Total deposits .......................................................       391,598       370,312
   Advanced payments by borrowers for taxes and insurance ...................         1,685           909
   Federal Home Loan Bank advances ..........................................        61,152        61,928
   Subordinated debentures ..................................................         3,895         3,893
   Securities sold under agreements to repurchase ...........................         8,587         8,555
   Other liabilities ........................................................         3,233         3,845
                                                                                -----------   -----------
       Total liabilities ....................................................       470,150       449,442
                                                                                -----------   -----------

   Stockholders' Equity:
     Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
       none issued ..........................................................            --            --
     Common stock, par value $.01 per share: 19,000,000 shares authorized;
       6,441,072 issued and outstanding at June 30, 2008 and 6,420,891 shares
       issued and outstanding at March 31, 2008 .............................            64            64
     Paid-in capital ........................................................        56,349        56,412
     Retained earnings ......................................................        19,324        19,055
     Unearned ESOP shares, 283,183 shares at June 30, 2008 and
       March 31, 2008 .......................................................        (2,428)       (2,428)
     Treasury stock, 435,099 shares at June 30, 2008 and 322,399 shares at
       March 31, 2008 .......................................................        (4,777)       (3,772)
     Unearned shares, stock-based plans, 67,898 shares at June 30, 2008 and
       March 31, 2008 .......................................................          (761)         (796)
     Accumulated other comprehensive (loss) income ..........................          (443)          202
                                                                                -----------   -----------
       Total stockholders' equity ...........................................        67,328        68,737
                                                                                -----------   -----------
       Total liabilities and stockholders' equity ...........................   $   537,478   $   518,179
                                                                                ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                    2008          2007
                                                                                -----------   -----------
Interest and dividend income:
   Interest on loans ........................................................   $     6,102   $     3,266
   Interest and dividends on securities:
     Taxable ................................................................           743           568
     Tax-exempt .............................................................           169            82
   Interest on federal funds sold, interest-bearing deposits and dividends on
     money market mutual funds ..............................................           175           256
                                                                                -----------   -----------
     Total interest and dividend income .....................................         7,189         4,172
                                                                                -----------   -----------

Interest expense:
   Interest on deposits .....................................................         2,524         1,281
   Interest on advanced payments by borrowers for taxes and insurance .......             4             3
   Interest on Federal Home Loan Bank advances ..............................           679           378
   Interest on subordinated debentures ......................................            68            --
   Interest on securities sold under agreements to repurchase ...............            37           118
                                                                                -----------   -----------
     Total interest expense .................................................         3,312         1,780
                                                                                -----------   -----------
     Net interest and dividend income .......................................         3,877         2,392
Provision for loan losses ...................................................           148            62
                                                                                -----------   -----------
     Net interest and dividend income after provision for loan losses .......         3,729         2,330
                                                                                -----------   -----------

Noninterest income:
   Service charges on deposit accounts ......................................           269           130
   Gain (loss) on securities, net ...........................................             8          (225)
   Gain on sale of loans ....................................................            12            --
   Increase in cash surrender value of life insurance policies ..............            84            36
   Other income .............................................................            94            29
                                                                                -----------   -----------
     Total noninterest income (charges) .....................................           467           (30)
                                                                                -----------   -----------
Noninterest expense:
   Salaries and employee benefits ...........................................         1,915         1,217
   Occupancy and equipment expense ..........................................           712           417
   Advertising and promotion ................................................            93            17
   Professional fees ........................................................           124            81
   Data processing expense ..................................................           109            90
   Stationery and supplies ..................................................            36            22
   Amortization of identifiable intangible assets ...........................           134            22
   Other expense ............................................................           421           237
                                                                                -----------   -----------
     Total noninterest expense ..............................................         3,544         2,103
                                                                                -----------   -----------
     Income before income taxes .............................................           652           197
Income taxes ................................................................           200           148
                                                                                -----------   -----------
     Net income .............................................................   $       452   $        49
                                                                                ===========   ===========

  Earnings per share:
        Basic ...............................................................   $      0.08   $      0.01
        Diluted .............................................................   $      0.08   $      0.01
  Dividends per share .......................................................   $      0.03   $      0.03

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                               2008       2007
                                                                                            ---------   --------
Cash flows from operating activities:
   Net income ...........................................................................   $     452   $     49
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net amortization of fair value adjustments ........................................           5          2
      (Accretion) amortization of securities, net .......................................         (13)        (1)
      (Gain) loss on sales and calls of investments, net ................................          (8)       225
      Provision for loan losses .........................................................         148         62
      Gain on sale of loans, net ........................................................         (12)        --
      Change in deferred loan origination costs, net ....................................         (55)      (102)
      Depreciation and amortization .....................................................         221        126
      Increase in accrued interest receivable ...........................................        (201)       (25)
      Deferred income tax (benefit) expense .............................................        (236)        45
      Increase in cash surrender value of life insurance policies .......................         (83)       (36)
      (Increase) decrease in prepaid expenses and other assets ..........................      (1,990)       132
      Amortization of identifiable intangible assets ....................................         134         22
      Increase in accrued expenses and other liabilities ................................          41        101
      Compensation cost for stock option plan ...........................................          32         56
      Compensation cost for stock-based incentive plan ..................................          35         59
                                                                                            ---------   --------

   Net cash (used in) provided by operating activities ..................................      (1,530)       715
                                                                                            ---------   --------

Cash flows from investing activities:
      Purchases of available-for-sale securities ........................................     (19,534)    (4,809)
      Proceeds from sales of available-for-sale securities ..............................         709      6,735
      Proceeds from maturities of available-for-sale securities .........................       3,923      1,425
      Purchases of Federal Home Loan Bank stock .........................................          --        (98)
      Loan originations and principal collections, net ..................................     (11,925)    (1,580)
      Purchases of loans ................................................................          --       (959)
      Loans sold ........................................................................       3,039      1,800
      Proceeds from maturities of interest bearing time deposits with other banks .......         396        296
      Investments in life insurance policies ............................................          (5)        (5)
      Receipt of cash surrender value of life insurance policy ..........................          --         30
      Capital expenditures - premises and equipment .....................................         (71)       (54)
                                                                                            ---------   --------

      Net cash (used in) provided by investing activities ...............................     (23,468)     2,781
                                                                                            ---------   --------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                   (continued)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                               2008       2007
                                                                                            ---------   --------
Cash flows from financing activities:
   Net increase in demand, NOW, MMDA and savings accounts ...............................       7,459        320
   Net increase in time deposits ........................................................      13,827      2,891
   Net increase in advanced payments by borrowers for taxes and insurance ...............         776        604
   Principal payments on Federal Home Loan Bank long-term advances ......................        (782)      (653)
   Net increase (decrease) in securities sold under agreement to repurchase .............          32      4,966
   Purchase of treasury stock ...........................................................      (1,240)        --
   Exercise of stock options ............................................................         140         40
   Payments of cash dividends on common stock ...........................................        (183)      (149)
                                                                                            ---------   --------

Net cash provided by financing activities ...............................................      20,029      8,019
                                                                                            ---------   --------

Net (decrease) increase in cash and cash equivalents ....................................      (4,969)    11,515
Cash and cash equivalents at beginning of period ........................................      36,239     18,640
                                                                                            ---------
Cash and cash equivalents at end of period ..............................................   $  31,270   $ 30,155
                                                                                            =========   ========

Supplemental disclosures:
   Interest paid ........................................................................   $   3,371   $  1,198
   Income taxes paid ....................................................................         312        175
   Decrease in due to broker ............................................................         653         --
   Decrease in due from broker ..........................................................         714         --

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

      Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At June 30, 2008, the Association operated from eight locations in Connecticut.

      Valley Bank. Valley Bank is a state chartered commercial bank that commenced operations on November 15, 1999. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. At June 30, 2008, the Bank operated from four locations in Connecticut.

NOTE 2 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2009 or any other interim period.

      While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in New England Bancshares' Form 10-K for the year ended March 31, 2008.

      The condensed consolidated balance sheet as of March 31, 2008 was derived from the audited financial statements of New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 - Earnings Per Share (EPS)

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 123,563 anti-dilutive shares for the three months ended June 30, 2008 and 15,000 anti-dilutive shares for the three months ended June 30, 2007. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

                                            Quarter Ended
                                              June 30,
                                         -------------------
(In thousands, except per share data)      2008       2007
                                         --------   --------
Net income                                $  452     $   49
Weighted average common shares
  outstanding for computation of basic
  EPS                                      5,708      4,935
Effect of dilutive stock options and
  stock awards                               124        196
                                          ------     ------
Weighted average common shares for
  computation of diluted EPS               5,832      5,131
                                          ------     ======
Earnings per share:
  Basic                                   $ 0.08     $ 0.01
  Diluted                                 $ 0.08     $ 0.01
--------------------------------------------------------------------------------

NOTE 4 - Recent Accounting Pronouncements

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

NOTE 5 - Stock-Based Incentive Plan

      At June 30, 2008, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R required the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that began after December 15, 2005. For the three months ended June 30, 2008 and 2007, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the three months ended June 30, 2008 and 2007 for the granting of stock options under the plans was $32,000 and $56,000, respectively. During the three months ended June 30, 2008, the Company did not grant any options.

      The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the three months ended June 30, 2008 and 2007 was $35,000 and $59,000, respectively.

NOTE 6 - Fair Value Measurement Disclosures

      The following table presents the fair value disclosures of assets and liabilities in accordance with SFAS 157, "Fair Value Measurements" (SFAS 157) which became effective for the Company's consolidated financial statements on April 1, 2008:

                                     Fair Value Measurements at Reporting Date Using
                                     -----------------------------------------------
                                     Quoted Prices
                                       In Active      Significant
                                      Markets for         Other        Significant
                                       Identical       Observable     Unobservable
                                         Assets          Inputs          Inputs
Description          June 30, 2008     (Level 1)        (Level 2)       (Level 3)
-----------          -------------   -------------   --------------   ------------
                                                     (In Thousands)
Available-for-sale
   Securities           $ 77,468         $ 3,468         $ 74,000         $ --

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, accounting principles and guidelines, and our ability to recognize enhancements related to our acquisition within expected time frames. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008, under Item 1, Description of Business - Risk Factors" and our other filings with the Securities and Exchange Commission.

      Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      Comparison of Financial Condition at June 30, 2008 and March 31, 2008

Assets

      Total assets were $537.5 million at June 30, 2008, an increase of $19.3 million compared to $518.2 million at March 31, 2008. The increase in total assets was primarily due to a $13.9 million increase in available-for-sale investments, an $8.8 million increase in net loans and a $1.3 million increase in other assets, partially offset by a $5.0 million decrease in cash and cash equivalents. At June 30, 2008, commercial real estate and commercial loans accounted for 51.5% of the total loan portfolio.

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

      Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover actual loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, regulators as an integral part of its examination process, periodically review the Company's allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

      The table below indicates the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

                                      June 30, 2008   March 31, 2008
                                      -------------   --------------
                                          (Dollars in thousands)
      Allowance for loan losses          $  4,158        $  4,046
      Gross loans outstanding             384,903         376,038
      Nonaccrual loans                      1,406           1,167
      Allowance/Loans outstanding            1.08%           1.08%
      Allowance/Nonperforming loans        295.73%         346.70%

      The $1.4 million balance of nonaccrual loans at June 30, 2008 was comprised of eleven loans - six residential real estate loans, two consumer loans, two commercial loans and one construction loan. The nine nonaccrual loans at March 31, 2008 were six residential real estate loans, one construction loan, one consumer loan and one commercial loan.

Past due and Nonperforming Loans

      The following table sets forth information regarding past due loans:

                                      June 30, 2008   March 31, 2008
                                      -------------   --------------
                                             (In thousands)

Past due 30 days through 89 days          $4,654          $1,486
Past due 90 days or more                   1,017             455

      The $4.7 million balance of loans 30 days through 89 days past due at June 30, 2008 was comprised of 27 loans and the $1.0 million balance of loans 90 days or more past due at June 30, 2008 was comprised of 8 loans. The $1.5 million balance of loans 30 days through 89 days past due at March 31, 2008 was comprised of 20 loans and the $455,000 balance of loans 90 days or more past due at March 31, 2008 was comprised of 2 loans.

Liabilities

      Total liabilities were $470.2 million at June 30, 2008, an increase of $20.7 million compared to $449.4 million at March 31, 2008. The increase in total liabilities was caused primarily by a $21.3 million increase in total deposits, partially offset by a $776,000 decrease in FHLB advances. At June 30, 2008, deposits are comprised of savings accounts totaling $56.8 million, money market deposit accounts totaling $65.7 million, demand and NOW accounts totaling $54.5 million, and certificates of deposits totaling $214.6 million. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

      Total stockholders' equity decreased $1.4 million to $67.3 million at June 30, 2008 from $68.7 million at March 31, 2008. The decrease was primarily caused by $1.2 million of treasury stock purchases, a $645,000 increase in the accumulated other comprehensive loss, dividends declared of $183,000, partially offset by net income of $452,000 and $202,000 of stock options exercised.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2008 and
2007

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

Net Income

      For the three months ended June 30, 2008, the Company reported net income of $452,000, an increase of $403,000 compared to the year ago period. Basic and diluted earnings per share for the quarter ended June 30, 2008 were each $0.08, compared to $0.01 for the quarter ended June 30, 2007. During the prior year quarter, the Company sold $6.7 million of securities, recording a loss of $225,000 ($199,000 on an after-tax basis), as it restructured its balance sheet to provide a better yield on investments.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended June 30, 2008 totaled $3.9 million compared to $2.4 million for the same period in 2007. This represented an increase of $1.5 million or 62.1%. The increase for the quarter was primarily due to an increase in average interest earning assets of $205.8 million and a 20 basis point decrease in the rate paid on average interest earning liabilities, partially offset by a $197.4 million increase in average interest bearing liabilities and a 12 basis point decrease in the yield on average interest bearing assets. The changes of the yield on average interest earning assets and the rate paid on average interest bearing liabilities caused the Company's interest rate spread to increase from 2.86% for the quarter ended June 30, 2007 to 2.94% for the quarter ended June 30, 2008. The Company's net interest margin for the quarter ended June 30, 2008 was 3.39% compared to 3.60% in the year earlier period.

      Interest and dividend income amounted to $7.2 million and $4.2 million for the three months ended June 30, 2008 and 2007, respectively. Average interest-earning assets were $476.8 million for the quarter ended June 30, 2008, an increase of $205.8 million, or 75.9%, compared to $271.0 million for the quarter ended June 30, 2007. The increase in average interest-earning assets resulted primarily from the acquisition of First Valley Bancorp and asset growth of the consolidated entity. The yield earned on average interest-earning assets decreased to 6.12% for the three months ended June 30, 2008 from 6.24% for the three months ended June 30, 2007, due primarily to the lower yields on federal funds sold and FHLB stock.

      Interest expense for the quarter was $3.3 million, an increase of $1.5 million, or 86.1%, from the $1.8 million reported in the same quarter last year. Average interest-bearing liabilities grew $197.4 million during the quarter ended June 30, 2008 from $211.3 million to $408.7 million primarily due to the acquisition of First Valley Bancorp and deposit growth of the consolidated entity. The average rate paid on interest-bearing liabilities decreased to 3.18% for the quarter ended June 30, 2008 from 3.38% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 4.25% for the quarter ended June 30, 2007 to 3.99% for the current year quarter as rates have decreased for this type of deposit.

Provision for Loan Losses

      The provision for loan losses for the quarters ended June 30, 2008 and 2007 was $148,000 and $62,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, partially offset by continued strong asset quality.

Noninterest Income

      For the quarter ended June 30, 2008, noninterest income was $467,000, compared to noninterest charges of $30,000 in the same quarter a year ago. The increase in noninterest income was primarily due to an increase of $139,000 in service charges on deposit accounts, primarily due to the inclusion of Valley Bank, $12,000 of gain on sale of loans, a $48,000 increase in cash surrender value of life insurance policies and a $65,000 increase in other income. The increase in other income was due to investment services income from the Company's new subsidiary, Valley Bank.

Noninterest Expense

      Noninterest expense for the quarter ended June 30, 2008 was $3.5 million, an increase of $1.4 million, or 68.5%, from $2.1 million in the quarter ended June 30, 2007. Salaries and employee benefits increased $698,000, occupancy and equipment expenses increased $295,000, professional fees increased $43,000, amortization of identifiable intangible assets increased $112,000 and other noninterest expense increased $184,000, all of which was due primarily to the acquisition of First Valley Bancorp.

Provision for Income Taxes

      The income tax provision for the quarter ended June 30, 2008 was $200,000, compared to $148,000 for the quarter ended June 30, 2007. The effective tax rate was 30.7% and 75.1% for the quarters ended June 30, 2008 and 2007, respectively. For the quarter ended June 30, 2007, the $225,000 loss on sale of the mutual funds is considered a capital loss and can only be offset by capital gains. The Company was able to offset $68,000 of the loss from a capital gain previously recorded; however, the Company is not able to record a tax benefit on the remaining $154,000 capital loss. The $154,000 is allowed to be carried forward to offset future capital gains, if any.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.

Liquidity management is both a daily and long-term function of business management. The Association's and Valley Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Association and Valley Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association and Valley Bank had Federal Home Loan Bank borrowings as of June 30, 2008 of $61.2 million with unused borrowing capacity of $35.5 million.

      The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2008 and 2007, the Company originated loans, net of principal paydowns of approximately $11.9 million and $1.6 million, respectively. Purchases of investment securities totaled $19.5 million and $4.8 million for the three months ended June 30, 2008 and 2007, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $391.6 million at June 30, 2008, a $21.3 million increase from the $370.3 million balance at March 31, 2008.

      At June 30, 2008, the Company had outstanding commitments to originate $6.9 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $40.5 million. In addition, the Company had $2.3 million of commercial letters of credit. Management of the Association and Valley Bank anticipate that they will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less at June 30, 2008 totaled $162.0 million, or 41.4% of total deposits. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

      Enfield Federal Savings was "well capitalized" under regulatory guidelines at June 30, 2008 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at June 30, 2008.

(dollars in thousands)

                               Required    Enfield Federal
                               --------   ------------------
Tier 1 Capital                    4%      $ 23,560     7.98%
Total Risk-Based Capital          8%      $ 25,670    12.86%
Tier 1 Risk-Based Capital         4%      $ 23,560    11.80%

      Valley Bank was "well capitalized" under regulatory guidelines at June 30, 2008 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at June 30, 2008.

(dollars in thousands)

                               Required      Valley Bank
                               --------   ------------------
 Tier 1 Capital                       4%  $ 24,687    11.25%
 Total Risk-Based Capital             8%  $ 26,734    14.21%
 Tier 1 Risk-Based Capital            4%  $ 24,687    13.12%

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

      For the three months ended June 30, 2008, neither Enfield Federal nor Valley Bank engaged in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

Interest Rate Risk Management

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

      The Association and Bank have Asset/Liability Committees, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committees establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Interest Income Simulation Analysis

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

Item 4T. Controls and Procedures.
         ------------------------

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

Item 1A. Risk Factors.
         ------------

      Risk factors that may affect future results were discussed in the Company's 2008 Annual Report on Form 10-K. The Company's evaluation of its risk factors has not changed materially since March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

      The Company repurchased 112,700 shares of its common stock in the quarter ended June 30, 2008 as follows:

                                                                   Average
For the three months ended             Total shares                price paid
June 30, 2008                          repurchased                 per share
--------------------------------------------------------------------------------

April                                          --                  $    --
May                                       102,700                    11.03
June                                       10,000                    10.70
--------------------------------------------------------------------------------
Total                                     112,700                  $ 11.00
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

      31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

      31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      32.1   Section 1350 Certification of Chief Executive Officer

      32.2   Section 1350 Certification of Chief Financial Officer

      ----------
      (1) Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.

      (2) Incorporated by reference into this document from Exhibit 3.1 to the Form 8-K as filed with the Securities and Exchange Commission on October 11, 2007.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW ENGLAND BANCSHARES, INC.

Dated: August 13, 2008         By:/s/ Scott D. Nogles
       --------------------      -----------------------------------------------
                                  Scott D. Nogles
                                  Chief Financial Officer

Dated: August 13, 2008         By:/s/ David J. O'Connor
       --------------------      -----------------------------------------------
                                  David J. O'Connor
                                  Chief Executive Officer