Form 10-Q
period 2008-09-30
New England Bancshares, Inc.
filed 2008-11-14
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       or

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

Large accelerated filer [_]  Accelerated filer [_]
Non-accelerated filer   [_]  Smaller Reporting Company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The Issuer had 5,980,660 shares of common stock, par value $0.01 per share, outstanding as of November 11, 2008.

                          NEW ENGLAND BANCSHARES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2008
          (Unaudited) and March 31, 2008.....................................  1

          Condensed Consolidated Statements of Income for the
          Three and Six Months Ended September 30, 2008 and 2007 (Unaudited).  2

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended September 30, 2008 and 2007 (Unaudited)...........  3

          Notes to Condensed Consolidated Financial Statements (Unaudited)...  5

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations ......................................... 10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 19

Item 4T.  Controls and Procedures............................................ 20

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 20

Item 1A   Risk Factors....................................................... 20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 21

Item 3.   Defaults Upon Senior Securities.................................... 21

Item 4.   Submission of Matters to a Vote of Security Holders................ 21

Item 5.   Other Information.................................................. 21

Item 6.   Exhibits........................................................... 21

SIGNATURES................................................................... 22

                          Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
        --------------------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                              September 30,    March 31,
                                                                                 2008            2008
                                                                              ------------    ------------
ASSETS                                                                        (Unaudited)
------
Cash and due from banks ...................................................   $     12,007    $      9,115
Interest-bearing demand deposits with other banks .........................            698             160
Federal funds sold ........................................................         17,955          21,591
Money market mutual funds .................................................             13           5,373
                                                                              ------------    ------------
      Total cash and cash equivalents .....................................         30,673          36,239
Interest-bearing time deposits with other banks ...........................             99             693
Investments in available-for-sale securities, at fair value ...............         77,674          63,544
Federal Home Loan Bank stock, at cost .....................................          3,688           3,571
Loans, net of allowance for loan losses of $4,228 as of September 30, 2008
             and $4,046 as of March 31, 2008 ..............................        389,109         371,769
Premises and equipment, net ...............................................          6,387           6,678
Accrued interest receivable ...............................................          2,305           2,165
Deferred income taxes, net ................................................          2,128           1,140
Cash surrender value of life insurance ....................................          9,027           8,847
Identifiable intangible assets ............................................          2,411           2,671
Goodwill ..................................................................         14,701          14,701
Other assets ..............................................................          3,261           6,161
                                                                              ------------    ------------
      Total assets ........................................................   $    541,463    $    518,179
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Noninterest-bearing ..................................................   $     42,267    $     40,347
     Interest-bearing .....................................................        352,320         329,965
                                                                              ------------    ------------
         Total deposits ...................................................        394,587         370,312
Advanced payments by borrowers for taxes and insurance ....................            800             909
Federal Home Loan Bank advances ...........................................         63,657          61,928
Subordinated debentures ...................................................          3,897           3,893
Securities sold under agreements to repurchase ............................         10,401           8,555
Other liabilities .........................................................          3,541           3,845
                                                                              ------------    ------------
      Total liabilities ...................................................        476,883         449,442
                                                                              ------------    ------------

Stockholders' Equity:
    Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
           none issued ....................................................             --              --
    Common stock, par value $.01 per share: 19,000,000 shares authorized;
           6,441,072 shares issued at September 30, 2008 and 6,420,891
           shares issued at March 31, 2008 ................................             64              64
    Paid-in capital .......................................................         56,381          56,412
    Retained earnings .....................................................         17,091          19,055
    Unearned ESOP shares, 283,183 shares at September 30, 2008 and
             March 31, 2008 ...............................................         (2,428)         (2,428)
    Treasury stock, 460,412 shares at September 30, 2008 and 322,399
             shares at March 31, 2008 .....................................         (5,033)         (3,772)
    Unearned shares, stock-based plans, 31,912 shares at September 30,
             2008 and 67,898 shares at March 31, 2008 .....................           (727)           (796)
    Accumulated other comprehensive (loss) income .........................           (768)            202
                                                                              ------------    ------------
      Total stockholders' equity ..........................................         64,580          68,737
                                                                              ------------    ------------
      Total liabilities and stockholders' equity ..........................   $    541,463    $    518,179
                                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                             Three Months Ended      Six Months Ended
                                                                                September 30,          September 30,
                                                                             -------------------   ------ -------------
                                                                              2008        2007       2008        2007
                                                                            --------    --------   --------    --------
Interest and dividend income:
      Interest on loans .................................................   $  6,130    $  5,734   $ 12,232    $  9,000
      Interest and dividends on securities:
         Taxable ........................................................        819         692      1,562       1,260
         Tax-exempt .....................................................        201         121        370         203
      Interest on federal funds sold, interest-bearing deposits and
         dividends on money market mutual funds and FHLB stock ..........        124         366        299         622
                                                                            --------    --------   --------    --------
         Total interest and dividend income .............................      7,274       6,913     14,463      11,085
                                                                            --------    --------   --------    --------

Interest expense:
      Interest on deposits ..............................................      2,543       2,645      5,067       3,926
      Interest on advanced payments by borrowers for
            taxes and insurance .........................................          3           2          7           5
      Interest on borrowed funds ........................................        669         418      1,348         796
      Interest on subordinated debentures ...............................         68          70        136          70
      Interest on securities sold under agreements to repurchase ........         36         122         73         240
                                                                            --------    --------   --------    --------
         Total interest expense .........................................      3,319       3,257      6,631       5,037
                                                                            --------    --------   --------    --------
         Net interest and dividend income ...............................      3,955       3,656      7,832       6,048
Provision for loan losses ...............................................        159         108        307         170
                                                                            --------    --------   --------    --------
         Net interest and dividend income after provision for loan losses      3,796       3,548      7,525       5,878
                                                                            --------    --------   --------    --------

Noninterest (charge) income:
      Service charges on deposit accounts ...............................        276         248        545         378
      Gain (loss) on sales and calls of investments, net ................          4           7         12        (218)
      Gain on sale of loans .............................................         18          35         30          35
      Increase in cash surrender value of life insurance policies .......         91          37        175          73
      Write down - investment securities ................................     (2,473)         --     (2,473)         --
      Other income ......................................................         90         105        184         134
                                                                            --------    --------   --------    --------
         Total noninterest (charge) income ..............................     (1,994)        432     (1,527)        402
                                                                            --------    --------   --------    --------
Noninterest expense:
      Salaries and employee benefits ....................................      1,925       1,890      3,840       3,107
      Occupancy and equipment expense ...................................        742         723      1,454       1,140
      Advertising and promotion .........................................         81          59        174          76
      Professional fees .................................................        123         156        247         237
      Data processing expense ...........................................        128         112        237         202
      Stationery and supplies ...........................................         44          44         80          66
      Amortization of identifiable intangible assets ....................        126          97        260         119
      Other expense .....................................................        449         468        870         705
                                                                            --------    --------   --------    --------
         Total noninterest expense ......................................      3,618       3,549      7,162       5,652
                                                                            --------    --------   --------    --------
         (Loss) income before income taxes ..............................     (1,816)        431     (1,164)        628
Income taxes ............................................................        178         184        378         332
                                                                            --------    --------   --------    --------
         Net (loss) income ..............................................   $ (1,994)   $    247   $ (1,542)   $    296
                                                                            ========    ========   ========    ========

   (Loss) earnings per share:
            Basic .......................................................   $  (0.35)   $   0.04   $  (0.27)   $   0.05
            Diluted .....................................................      (0.35)       0.04      (0.27)       0.05
   Dividends per share ..................................................       0.04        0.03       0.07        0.06


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                              2008        2007
                                                                                            --------    --------
Cash flows from operating activities:
      Net (loss) income .................................................................   $ (1,542)   $    296
      Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
            Net amortization of fair value adjustments ..................................          7          26
            Accretion of securities, net ................................................        (30)        (14)
            (Gain) loss on sales and calls of investments, net ..........................        (12)        218
            Writedown - investment securities ...........................................      2,473          --
            Provision for loan losses ...................................................        307         170
            Gain on sale of loans, net ..................................................        (30)        (35)
            Change in deferred loan origination costs, net ..............................       (104)       (217)
            Depreciation and amortization ...............................................        448         337
            Increase in accrued interest receivable .....................................       (137)       (173)
            Deferred income tax benefit .................................................       (369)       (277)
            Increase in cash surrender value of life insurance policies.. ...............       (175)        (73)
            (Increase) decrease in prepaid expenses and other assets ....................       (309)        240
            Amortization of identifiable intangible assets ..............................        260         119
            Increase in accrued expenses and other liabilities ..........................        349          88
            Compensation cost for stock option plan .....................................         63         110
            Compensation cost for stock-based incentive plan ............................         69         119
                                                                                            --------    --------

      Net cash provided by operating activities .........................................      1,268         934
                                                                                            --------    --------

Cash flows from investing activities:
            Purchases of available-for-sale securities ..................................    (22,395)    (16,270)
            Proceeds from sales of available-for-sale securities ........................        916       8,111
            Proceeds from maturities of available-for-sale securities ...................      5,860       7,726
            Cash acquired from First Valley Bancorp, net of cash paid of $12,417 ........         --       6,596
            Purchases of Federal Home Loan Bank stock ...................................       (117)       (150)
            Loan originations and principal collections, net ............................    (21,613)    (10,597)
            Purchases of loans ..........................................................         --      (2,610)
            Loans sold ..................................................................      4,105       2,762
            Proceeds from maturities of interest bearing time deposits with  other banks.        594         593
            Investments in life insurance policies ......................................         (5)         (5)
            Receipt of cash surrender value of life insurance policy ....................         --          30
            Capital expenditures - premises and equipment ...............................       (135)        (86)
                                                                                            --------    --------

            Net cash used in investing activities .......................................    (32,790)     (3,900)
                                                                                            --------    --------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                   (continued)

                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                       2008          2007
                                                                                     ---------    ---------
Cash flows from financing activities:
            Net increase in demand, NOW, MMDA and savings accounts ...............       2,470        3,422
            Net increase in time deposits ........................................      21,805        4,774
            Net decrease in advanced payments by borrowers for taxes and insurance        (109)        (304)

            Proceeds from Federal Home Loan Bank long-term advances ..............       4,000        2,000
            Principal payments on Federal Home Loan Bank long-term advances ......      (2,279)      (2,918)
            Net increase in securities sold under agreement to repurchase ........       1,846        3,683
            Purchase of treasury stock ...........................................      (1,495)         (17)
            Exercise of stock options ............................................         140           40
            Payments of cash dividends on common stock ...........................        (422)        (330)
                                                                                     ---------    ---------

Net cash provided by financing activities ........................................      25,956       10,350
                                                                                     ---------    ---------

Net (decrease) increase in cash and cash equivalents .............................      (5,566)       7,384
Cash and cash equivalents at beginning of period .................................      36,239       18,640
                                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................................   $  30,673    $  26,024
                                                                                     =========    =========

Supplemental disclosures:
            Interest paid ........................................................   $   6,650    $   4,935
            Income taxes paid ....................................................         739          598
            Decrease in due to broker ............................................         651           --
            Decrease in due from broker ..........................................         709           --

Acquisition of First Valley Bancorp:
  Assets acquired
            Cash and cash equivalents ............................................   $      --    $  19,013
            Investments in available-for-sale securities .........................          --       22,648
            Federal Home Loan Bank stock, at cost ................................          --          602
            Loans, net of allowance for loan losses ..............................          --      141,041
            Premises and equipment, net ..........................................          --        2,946
            Accrued interest receivable ..........................................          --          836
            Deferred income taxes, net ...........................................          --          105
            Other assets .........................................................          --          928
            Identifiable intangible assets .......................................          --        2,459
                                                                                     ---------    ---------
  Total assets acquired ..........................................................          --      190,578
                                                                                     ---------    ---------

  Liabilities assumed
            Deposits .............................................................          --      168,370
            Advanced payments by borrowers for taxes and insurance ...............          --          192
            Borrowed funds .......................................................          --        8,513
            Other liabilities ....................................................          --        1,369
                                                                                     ---------    ---------
  Total liabilities assumed ......................................................          --      178,444
                                                                                     ---------    ---------

Net assets acquired ..............................................................          --       12,134

Acquisition costs ................................................................          --       25,660
                                                                                     ---------    ---------

Goodwill .........................................................................   $      --    $  13,526

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

         Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At
September  30,  2008,  the   Association   operated  from  eight   locations  in
Connecticut.

         Valley Bank. Valley Bank is a state chartered commercial bank that commenced operations on November 15, 1999. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. At September 30, 2008, the Bank operated from four locations in Connecticut.

 NOTE 2 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2009 or any other interim period.

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

NOTE 3 - Earnings Per Share (EPS)

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No dilutive shares are included for the three and six months ended September 30, 2008 as the Company recorded a net loss for the periods. The Company had 123,563 anti-dilutive shares for the three and six months ended September 30, 2007. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

                                            Quarter Ended      Six Months Ended
                                            September 30,       September 30,
                                         ------------------   ------------------
(In thousands, except per share data)     2008       2007      2008       2007
                                         -------    -------   -------    -------
Net (loss) income                        $(1,994)   $   247   $(1,542)   $   296
Weighted average common shares
  outstanding for computation of basic
  EPS                                      5,644      5,871     5,676      5,406
Effect of dilutive stock options and
  stock awards                                --        164        --        172
                                         -------    -------   -------    -------
Weighted average common shares for
  computation of diluted EPS               5,644      6,035     5,676      5,578
                                         -------    -------   -------    -------
(Loss) earnings per share:
  Basic                                  $ (0.35)   $  0.04   $ (0.27)   $  0.05
  Diluted                                $ (0.35)   $  0.04   $ (0.27)   $  0.05
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

         In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," ("EITF 06-4"). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company's adoption of this issue did not have a material impact on its financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on April 1, 2008, with earlier adoption permitted. The Company's adoption of this statement did not have a material impact on its financial condition and results of operations.

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning April 1, 2009, and early adoption may be elected in certain circumstances. The adoption of this statement did not have a significant impact on the Company's financial position, results of operations or cash flow.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2008), "Business Combinations" (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

NOTE 5 - Stock-Based Incentive Plan

         At September 30, 2008, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R required the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that began after December 15, 2005. For the six months ended September 30, 2008 and 2007, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the six months ended September 30, 2008 and 2007 for the granting of stock options under the plans was $63,000 and $110,000, respectively. During the six months ended September 30, 2008, the Company granted 2,000 options.

         The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the six months ended September 30, 2008 and 2007 was $69,000 and $119,000, respectively.

NOTE 6 - Other-Than-Temporary Impairment of Investments

         During the three and six months ended September 30, 2008 the Company recorded an other-than-temporary charge of $2.5 million. This charge related to auction rate preferred securities issued by trusts with assets consisting solely of Fannie Mae and Freddie Mac preferred securities and by three additional corporations. The Company recorded a $1.7 million charge related to the Fannie Mae and Freddie Mac auction rate securities, which had a book value of $1.8 million at June 30, 2008, and an $810,000 charge related to the other three corporate auction rate securities, which had a book value of $1.6 million at June 30, 2008. At September 30, 2008, the remaining book value of all the auction rate securities is $927,000. For the three and six months ended September 30, 2008 the Company did not recognize a tax benefit on the charges due to the classification as capital losses. However, due to a change in tax legislation the charge related to the Fannie Mae and Freddie Mac auction rate securities are considered ordinary losses as of October 29, 2008 and the Company will record a tax benefit during the Company's fiscal third quarter of approximately $650,000. The charge related to the three other corporate auction rate securities will continue to be classified as a capital loss for which the Company will be able to offset future capital gains, if any.

NOTE 7 - Fair Value Measurement Disclosures

         The following table presents the fair value disclosures of assets and liabilities in accordance with SFAS 157, "Fair Value Measurements" (SFAS 157) which became effective for the Company's consolidated financial statements on April 1, 2008. The fair value hierarchy established by SFAS No. 157 is based on observable and unobservable inputs participants use to price an asset or liability. SFAS No. 157 has prioritized these inputs into the following fair value hierarchy:

         Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

         Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

         Level 3 Inputs - Unobservable inputs for determining the fair value of the asset or liability and are based on the entity's own assumptions about the assumptions that market participants would use to price the asset or liability.

         Assets measured at fair value on a recurring and non-recurring basis at September 30, 2008 are summarized below. There are no liabilities measured at fair value.

                      Fair Value Measurements at Reporting Date Using
                      -----------------------------------------------

                                                 Quoted Prices
                                                   In Active       Significant
                                                  Markets for         Other          Significant
                                                   Identical        Observable      Unobservable
                                                    Assets            Inputs           Inputs
Description                 September 30, 2008     (Level 1)         (Level 2)        (Level 3)
-----------                 ------------------     ---------         ---------        ---------
                                                        (In Thousands)
Recurring:
----------
Available-for-sale
   securities                  $     77,674      $        519      $     77,155      $         --
Non-recurring:
--------------
Impaired securities included
   in other assets                      927                --               927                --
Impaired loans                        1,586                --                --             1,586
                               ------------      ------------      ------------      ------------

Total assets                   $     80,187      $        519      $     78,082      $      1,586
                               ============      ============      ============      ============

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations.
         ---------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2008 and 2007, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

   Comparison of Financial Condition at September 30, 2008 and March 31, 2008

 Assets

         Total assets were $541.5 million at September 30, 2008, an increase of $23.3 million compared to $518.2 million at March 31, 2008. The increase in total assets was primarily due to a $14.1 million increase in available-for-sale investments and a $17.3 million increase in net loans, partially offset by a $5.6 million decrease in cash and cash equivalents and a $2.9 million decrease in other assets. At September 30, 2008, commercial real estate and commercial loans accounted for 52.5% of the total loan portfolio.

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

         The following table indicates the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

                                    September 30, 2008       March 31, 2008
                                    ------------------       --------------
                                              (Dollars in thousands)
Allowance for loan losses               $  4,228                $  4,046
Gross loans outstanding                  393,463                 376,038

Nonaccrual loans:
    Residential mortgage loans          $  1,463                $    737
    Commercial mortgage loans              1,841                      --
    Construction mortgage loans              478                     398
    Commercial business loans              1,863                      10
    Consumer loans                            22                      22
                                        --------                --------
    Total nonaccrual loans                 5,667                   1,167
Repossessed assets                            51                      --
                                        --------                --------
    Total nonperforming assets          $  5,718                $  1,167
                                        ========                ========

Allowance/Loans outstanding                 1.07%                   1.08%
Allowance/Nonperforming loans              74.61%                 346.70%
Allowance/Nonperforming assets             73.94%                 346.70%

         The $5.7 million balance of nonaccrual loans at September 30, 2008 was comprised of twenty seven loans - ten residential real estate loans, ten commercial loans, four commercial real estate loans, two construction loans and one consumer loan. The nine nonaccrual loans at March 31, 2008 were six residential real estate loans, one construction loan, one consumer loan and one commercial loan. Repossessed assets at September 30, 2008 consists of one automobile loan and one mobile home loan; there were no repossessed assets at March 31, 2008.

Liabilities

         Total liabilities were $476.9 million at September 30, 2008, an increase of $27.5 million compared to $449.4 million at March 31, 2008. The increase in total liabilities was caused primarily by a $24.3 million increase in total deposits, a $1.8 million increase in securities sold under agreements to repurchase and a $1.7 million increase in FHLB advances. At September 30, 2008, deposits are comprised of savings accounts totaling $55.6 million, money market deposit accounts totaling $63.3 million, demand and NOW accounts totaling $53.2 million, and certificates of deposits totaling $222.5 million. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

         Total stockholders' equity decreased $4.1 million to $64.6 million at September 30, 2008 from $68.7 million at March 31, 2008. The decrease was primarily caused by a net loss of $1.5 million, $1.5 million of treasury stock purchases, a $970,000 increase in the accumulated other comprehensive loss, dividends declared of $422,000, partially offset by $202,000 of stock options exercised.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

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

Net (Loss) Income

         For the three months ended September 30, 2008, the Company reported a net loss of $2.0 million, compared to net income of $247,000 for the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2008 were each $(0.35), compared to $0.04 for the quarter ended September 30, 2007. During the three months ended September 30, 2008, the Company recorded a $2.5 million charge for an other-than-temporary impairment on investments described below; the Company did not record any tax benefits related to the charge.

Net Interest and Dividend Income

         Net interest and dividend income for the three months ended September 30, 2008 totaled $4.0 million compared to $3.7 million for the same period in 2007. This represented an increase of $299,000 or 8.2%. The increase for the quarter was primarily due to an increase in average interest earning assets of $72.8 million and a 69 basis point decrease in the rate paid on average interest bearing liabilities, partially offset by a $77.5 million increase in average interest bearing liabilities and a 62 basis point decrease in the yield on average interest earning assets. The changes of the yield on average interest earning assets and the rate paid on average interest bearing liabilities caused the Company's interest rate spread to increase from 2.97% for the quarter ended September 30, 2007 to 3.05% for the quarter ended September 30, 2008. The Company's net interest margin for the quarter ended September 30, 2008 was 3.38% compared to 3.59% in the year earlier period.

         Interest and dividend income amounted to $7.3 million and $6.9 million for the three months ended September 30, 2008 and 2007, respectively. Average interest-earning assets were

$483.8 million for the quarter ended September 30, 2008, an increase of $72.7 million, or 17.7%, compared to $411.1 million for the quarter ended September 30, 2007. The increase in average interest-earning assets was caused primarily by a $63.5 million increase in average net loans. The yield earned on average interest-earning assets decreased to 6.11% for the three months ended September 30, 2008 from 6.73% for the three months ended September 30, 2007, due primarily to the lower yields on loans, federal funds sold and FHLB stock.

         Interest expense for the quarter was $3.3 million, an increase of $62,000, or 1.9%, from the amount reported in the same quarter last year. Average interest-bearing liabilities grew $77.5 million during the quarter ended September 30, 2008 from $343.7 million to $421.2 million primarily due to a $39.5 million increase in certificates of deposit, a $20.1 million increase in FHLB borrowings and a $17.9 million increase in money market deposit accounts. The average rate paid on interest-bearing liabilities decreased to 3.07% for the quarter ended September 30, 2008 from 3.76% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 4.58% for the quarter ended September 30, 2007 to 3.71% for the current year quarter as rates have decreased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the quarters ended September 30, 2008 and 2007 was $159,000 and $108,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and the increase in nonaccrual loans.

Noninterest (Charge) Income

         For the quarter ended September 30, 2008, noninterest charge was $2.0 million, compared to noninterest income of $432,000 in the same quarter a year ago. Affecting noninterest charge for the three months ended September 30, 2008 was an other-than-temporary impairment charge of $2.5 million. The Company had a $1.7 million charge on auction rate preferred securities issued by trusts with assets consisting solely of Fannie Mae and Freddie Mac preferred stock, which had a book value of $1.8 million at June 30, 2008. In addition, the Company recorded an $810,000 charge related to three pass-through auction rate securities issued by trusts with assets consisting solely of corporate preferred stock, which had a book value at June 30, 2008 of $1.6 million. Excluding the $2.5 million charge, noninterest income increased $47,000, or 10.9%. The adjusted increase was caused by a $28,000 increase in service charges on deposit accounts and a $54,000 increase in cash surrender value increase of life insurance policies, partially offset by a $17,000 decrease in gain on sale of loans and a $15,000 decrease in other income.

Noninterest Expense

         Noninterest expense for the quarter ended September 30, 2008 was $3.6 million, an increase of $69,000, or 1.9%, from $3.5 million in the quarter ended September 30, 2007. Salaries and employee benefits increased $35,000 and amortization of identifiable intangible assets increased $29,000.

Provision for Income Taxes

         The income tax provision for the quarter ended September 30, 2008 was $178,000, compared to $184,000 for the quarter ended September 30, 2007. Currently, the impairment charges described above are recorded as capital losses and as such the Company has established a full valuation allowance, therefore no tax benefit for the charges are recognized. The effective tax rate for the three months ended September 30, 2007 was 42.7% and 27.1% for the current year period excluding the impairment charges described above. The decrease in the effective tax rate is due primarily to an increase in the percentage of non-taxable income to pre-tax income recorded by the Company.

Comparison of Operating Results for the Six Months Ended September 30, 2008 and 2007

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

Net (Loss) Income

         For the six months ended September 30, 2008, the Company reported a net loss of $1.5 million, compared to net income of $296,000 for the year ago period. Basic and diluted earnings per share for the quarter ended September 30, 2008 were each $(0.27), compared to $0.05 for the six months ended September 30, 2007. During the six months ended September 30, 2008 the Company recorded a $2.5 million charge for an other-than-temporary impairment on investments described below; the Company did not record any tax benefits related to the charge. During the six months ended September 30, 2007, the Company sold $6.4 million of securities, recording a loss of $222,000 ($199,000 on an after-tax basis), as it restructured its balance sheet to provide a better yield on investments.

Net Interest and Dividend Income

         Net interest and dividend income for the six months ended September 30, 2008 totaled $7.8 million compared to $6.0 million for the same period in 2007. This represented an increase of $1.8 million or 29.5%. The increase for the period was primarily due to an increase in average interest earning assets of $140.7 million and a 50 basis point decrease in the rate paid on average interest bearing liabilities, partially offset by a $137.4 million increase in average interest bearing liabilities and a 49 basis point decrease in the yield on average interest earning assets. The spread stayed constant at 2.99% for the six months ended September 30, 2008 and 2007. The Company's net interest margin for the six months ended September 30, 2008 was 3.40% compared to 3.63% in the year earlier period.

         Interest and dividend income amounted to $14.5 million and $11.1 million for the six months ended September 30, 2008 and 2007, respectively. Average interest-earning assets were $478.6 million for the six months ended September 30, 2008, an increase of $140.8 million, or 41.7%, compared to $337.8 million for the six months ended September 30, 2007. The increase in average interest-earning assets was caused primarily by the merger with First Valley Bancorp and its subsidiary Valley Bank. The operations of Valley Bank was included for the full six months ended September 30, 2008 compared to only two and a half months for the six months ended September 30, 2007. The yield earned on average interest-earning assets decreased to 6.12% for the six months ended September 30, 2008 from 6.61% for the six months ended September 30, 2007, due primarily to the lower yields on loans, federal funds sold and FHLB stock.

         Interest expense for the six months ended September 30, 2008 was $6.6 million, an increase of $1.6 million, or 31.6%, from the amount reported in the same quarter last year. Average interest-bearing liabilities grew $137.4 million during the six months ended September 30, 2008 from $277.5 million to $415.0 million primarily due to the merger with First Valley Bancorp and its subsidiary Valley Bank. The operations of Valley Bank were included for the full six months ended September 30, 2008, compared to only two and a half months for the six months ended September 30, 2007. The average rate paid on interest-bearing liabilities decreased to 3.12% for the six months ended September 30, 2008 from 3.62% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 4.48% for the quarter ended September 30, 2007 to 3.84% for the current year period as rates have decreased for this type of deposit.

Provision for Loan Losses

         The provision for loan losses for the six months ended September 30, 2008 and 2007 was $307,000 and $170,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and the increase in nonaccrual loans.

Noninterest (Charge) Income

         For the six months ended September 30, 2008, noninterest charge was $1.5 million, compared to noninterest income of $402,000 in the same quarter a year ago. Affecting noninterest charge for the six months ended September 30, 2008 was an other-than-temporary impairment charge of $2.5 million. The Company had a $1.7 million charge on auction rate preferred securities issued by trusts with assets consisting solely of Fannie Mae and Freddie Mac preferred stock, which had a book value of $1.8 million at June 30, 2008. In addition, the Company recorded an $810,000 charge related to three pass-through auction rate securities issued by trusts with assets consisting solely of corporate preferred stock, which had a book value at June 30, 2008 of $1.6 million. Affecting noninterest income for the six months ended June 30, 2007 was a $225,000 loss on sale of investments, of which $222,000 was related to the sale of two mutual funds totaling $6.4 million. The Company recognized a $167,000 increase in service charges on deposit accounts and a $102,000 increase in cash surrender values of life insurance policies.

Noninterest Expense

         Noninterest expense for the six months ended September 30, 2008 was $7.2 million, an increase of $1.5 million, or 26.7%, from $5.7 million in the six months ended September 30, 2007. Salaries and employee benefits increased $733,000 and amortization of identifiable intangible assets increased $141,000. The increase is primarily due to the merger with First Valley Bancorp and its subsidiary Valley Bank. The operations of Valley Bank were included for the full six months ended September 30, 2008, compared to only two and a half months for the six months ended September 30, 2007.

Provision for Income Taxes

         The income tax provision for the six months ended September 30, 2008 was $378,000, compared to $332,000 for the six months ended September 30, 2007. Currently, the impairment charges described above are recorded as capital losses and as such the Company has established a full valuation allowance, therefore no tax benefit for the charges are recognized. The effective tax rate for the six months ended September 30, 2007 was 40.1%, excluding the effect of the mutual fund sales described above, and 28.9% for the current year period excluding the impairment charges described above. The decrease in the adjusted effective tax rate is due primarily to an increase in the percentage of non-taxable income to pre-tax income recorded by the Company.

Liquidity and Capital Resources

         The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Association's and Valley Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Association and Valley Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association and Valley Bank had Federal Home Loan Bank borrowings as of September 30, 2008 of $63.7 million, with unused borrowing capacity of $14.2 million.

         The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the six months ended September 30, 2008 and 2007, the Company originated loans, net of principal paydowns, of approximately $21.6 million and $10.6 million, respectively. Purchases of investment securities totaled $22.4 million and $16.3 million for the six months ended September 30, 2008 and 2007, respectively.

         Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $394.6 million at September 30, 2008, a $24.3 million increase from the $370.3 million balance at March 31, 2008.

         At September 30, 2008, the Company had outstanding commitments to originate $19.5 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $31.8 million. In addition, the Company had $2.1 million of commercial letters of credit. Management of the Association and Valley Bank anticipate that they will have sufficient funds to meet their current loan commitments. Retail certificates of deposit scheduled to mature in one year or less totaled $153.7 million, or 38.9% of total deposits at September 30, 2008. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

         Enfield Federal Savings was "well capitalized" under regulatory guidelines at September 30, 2008 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at September 30, 2008.

(dollars in thousands)
                                Required            Enfield Federal
                                --------            ---------------
Tier 1 Capital                     4%               $23,866   7.90%
Total Risk-Based Capital           8%               $25,980  12.11%
Tier 1 Risk-Based Capital          4%               $23,866  11.12%

         Valley Bank was "well capitalized" under regulatory guidelines at September 30, 2008 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at September 30, 2008.

(dollars in thousands)

                               Required               Valley Bankl
                               --------             ---------------
Tier 1 Capital                     4%               $21,212   9.51%
Total Risk-Based Capital           8%               $23,326  12.46%
Tier 1 Risk-Based Capital          4%               $21,212  11.33%


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

         For the six months ended September 30, 2008, neither Enfield Federal nor Valley Bank engaged in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

         The Company repurchased 25,113 shares of its common stock in the quarter ended September 30, 2008 as follows:

                                                                                                      Maximum
                                                                                  Total              Number of
                                                                                Number of           Shares that
                                                                                 Shares             May Yet Be
                                                                              Purchased as           Purchased
                                                              Average       Part of Publicly         Under the
For the three months ended             Total shares         price paid       Announced Plans         Plans or
September 30, 2008                     repurchased           per share         or Programs           Programs
-------------------------------------------------------------------------------------------------------------------
July                                           ---            $   ---                ---              192,224
August                                      15,000              10.08             15,000              177,224
September                                   10,113              10.13             10,000              167,224
                                            ------                                ------
Total                                       25,113             $10.10             25,000              167,224
                                            ======                                ======

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


                                    NEW ENGLAND BANCSHARES, INC.


Dated: November 14, 2008            By: /s/ Scott D. Nogles
       --------------------             ----------------------------------------
                                            Scott D. Nogles
                                            Chief Financial Officer


Dated: November 14, 2008            By: /s/ David J. O'Connor
       --------------------             ----------------------------------------
                                            David J. O'Connor
                                            Chief Executive Officer