Form 10-Q
period 2008-12-31
New England Bancshares, Inc.
filed 2009-02-13
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

   Maryland                                                        04-3693643
   --------------------------------------------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization)                                        No.)

   855 Enfield Street, Enfield, Connecticut                             06082
   --------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Issuer had 5,940,660 shares of common stock, par value $0.01 per share, outstanding as of February 11, 2008.

                          NEW ENGLAND BANCSHARES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 2008
           (Unaudited) and March 31, 2008 ................................     1

           Condensed Consolidated Statements of Income for the
           Three and Nine Months Ended December 31, 2008 and
           2007 (Unaudited) ..............................................     2

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 2008 and 2007 (Unaudited) ......     3

           Notes to Condensed Consolidated Financial Statements
           (Unaudited) ...................................................     5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ....    19

Item 4T.   Controls and Procedures .......................................    20

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings .............................................    21

Item 1A    Risk Factors ..................................................    21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ...    22

Item 3.    Defaults Upon Senior Securities ...............................    22

Item 4.    Submission of Matters to a Vote of Security Holders ...........    23

Item 5.    Other Information .............................................    23

Item 6.    Exhibits ......................................................    23

SIGNATURES ...............................................................    24

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                     December 31,   March 31,
                                                                                         2008         2008
                                                                                     ------------   ---------
                                                                                     (Unaudited)
ASSETS
------
Cash and due from banks ..........................................................   $     21,127   $   9,115
Interest-bearing demand deposits with other banks ................................            168         160
Federal funds sold ...............................................................             --      21,591
Money market mutual funds ........................................................             96       5,373
                                                                                     ------------   ---------
      Total cash and cash equivalents ............................................         21,391      36,239
Interest-bearing time deposits with other banks ..................................             99         693
Investments in available-for-sale securities, at fair value ......................         78,589      63,544
Federal Home Loan Bank stock, at cost ............................................          3,895       3,571
Loans, net of allowance for loan losses of $4,641 as of December 31, 2008
   and $4,046 as of March 31, 2008 ...............................................        407,332     371,769
Premises and equipment, net ......................................................          6,197       6,678
Accrued interest receivable ......................................................          2,409       2,165
Deferred income taxes, net .......................................................          2,913       1,140
Cash surrender value of life insurance ...........................................          9,116       8,847
Identifiable intangible assets ...................................................          2,288       2,671
Goodwill .........................................................................         14,701      14,701
Other assets .....................................................................          3,155       6,161
                                                                                     ------------   ---------
      Total assets ...............................................................   $    552,085   $ 518,179
                                                                                     ============   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing ...........................................................   $     46,952   $  40,347
   Interest-bearing ..............................................................        351,247     329,965
                                                                                     ------------   ---------
      Total deposits .............................................................        398,199     370,312
Advanced payments by borrowers for taxes and insurance ...........................          1,661         909
Federal Home Loan Bank advances ..................................................         67,623      61,928
Subordinated debentures ..........................................................          3,899       3,893
Securities sold under agreements to repurchase ...................................         11,213       8,555
Other liabilities ................................................................          4,129       3,845
                                                                                     ------------   ---------
      Total liabilities ..........................................................        486,724     449,442
                                                                                     ------------   ---------

Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
      none issued ................................................................             --          --
   Common stock, par value $.01 per share: 19,000,000 shares authorized;
      6,441,072 shares issued at December 31, 2008 and 6,420,891 shares issued
      at March 31, 2008 ..........................................................             64          64
   Paid-in capital ...............................................................         56,502      56,412
   Retained earnings .............................................................         17,613      19,055
   Unearned ESOP shares, 249,279 shares at December 31, 2008 and 283,183 at
      March 31, 2008 .............................................................         (2,190)     (2,428)
   Treasury stock, 500,412 shares at December 31, 2008 and 322,399 shares at
      March 31, 2008 .............................................................         (5,385)     (3,772)
   Unearned shares, stock-based plans, 31,912 shares at December 31,
      2008 and 67,898 shares at March 31, 2008 ...................................           (693)       (796)
   Accumulated other comprehensive (loss) income .................................           (550)        202
                                                                                     ------------   ---------
      Total stockholders' equity .................................................         65,361      68,737
                                                                                     ------------   ---------
      Total liabilities and stockholders' equity .................................   $    552,085   $ 518,179
                                                                                     ============   =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                Three Months Ended   Nine Months Ended
                                                                                   December 31,         December 31,
                                                                                ------------------   -----------------
                                                                                  2008       2007     2008       2007
                                                                                --------   -------   -------   -------
Interest and dividend income:
      Interest on loans .....................................................   $  6,267   $ 6,333   $18,499   $15,333
      Interest and dividends on securities:
         Taxable ............................................................        845       821     2,407     2,081
         Tax-exempt .........................................................        209       123       579       326
      Interest on federal funds sold, interest-bearing deposits and
         dividends on money market mutual funds and FHLB stock ..............         40       219       339       841
                                                                                --------   -------   -------   -------
         Total interest and dividend income .................................      7,361     7,496    21,824    18,581
                                                                                --------   -------   -------   -------

Interest expense:
      Interest on deposits ..................................................      2,532     2,917     7,599     6,843
      Interest on advanced payments by borrowers for taxes and insurance ....          4         4        11         9
      Interest on borrowed funds ............................................        695       573     2,043     1,369
      Interest on subordinated debentures ...................................         69        86       205       156
      Interest on securities sold under agreements to repurchase ............         39        70       112       310
                                                                                --------   -------   -------   -------
         Total interest expense .............................................      3,339     3,650     9,970     8,687
                                                                                --------   -------   -------   -------
         Net interest and dividend income ...................................      4,022     3,846    11,854     9,894
Provision for loan losses ...................................................        565        38       872       208
                                                                                --------   -------   -------   -------
         Net interest and dividend income after provision for loan losses ...      3,457     3,808    10,982     9,686
                                                                                --------   -------   -------   -------

Noninterest income (charge):
      Service charges on deposit accounts ...................................        254       264       799       642
      Gain (loss) on sales and calls of investments, net ....................         29        17        41      (201)
      Gain on sale of loans .................................................         22        12        52        47
      Increase in cash surrender value of life insurance policies ...........         89        41       264       114
      Write down - investment securities (See Note 6) .......................       (105)       --    (2,578)       --
      Other income ..........................................................        149       100       333       234
                                                                                --------   -------   -------   -------
         Total noninterest income (charge) ..................................        438       434    (1,089)      836
                                                                                --------   -------   -------   -------
Noninterest expense:
      Salaries and employee benefits ........................................      2,072     1,948     5,912     5,055
      Occupancy and equipment expense .......................................        752       750     2,206     1,890
      Advertising and promotion .............................................         70        67       244       143
      Professional fees .....................................................        168       129       415       366
      Data processing expense ...............................................        127       117       364       319
      Stationery and supplies ...............................................         44        50       124       116
      Amortization of identifiable intangible assets ........................        123       134       383       253
      Other expense .........................................................        507       429     1,377     1,134
                                                                                --------   -------   -------   -------
         Total noninterest expense ..........................................      3,863     3,624    11,025     9,276
                                                                                --------   -------   -------   -------
         Income (loss) before income taxes ..................................         32       618    (1,132)    1,246
Income tax (benefit) expense ................................................       (715)      223      (337)      555
                                                                                --------   -------   -------   -------
         Net income (loss) ..................................................   $    747   $   395   $  (795)  $   691
                                                                                ========   =======   =======   =======

   Earnings (loss) per share:
             Basic ..........................................................   $   0.13   $  0.07   $ (0.14)  $  0.12
             Diluted ........................................................       0.13      0.07     (0.14)     0.12
   Dividends per share ......................................................       0.04      0.03      0.11      0.09

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                          2008       2007
                                                                                         -------   --------
Cash flows from operating activities:
   Net (loss) income .................................................................   $  (795)  $    691
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Net amortization of fair value adjustments .....................................         6        (59)
      Amortization (accretion) of securities, net ....................................         5        (33)
      (Gain) loss on sales and calls of investments, net .............................       (41)       201
      Writedown - investment securities ..............................................     2,578         --
      Provision for loan losses ......................................................       872        208
      Gain on sale of loans, net .....................................................       (52)       (47)
      Change in deferred loan origination costs, net .................................      (132)      (139)
      Depreciation and amortization ..................................................       764        562
      Increase in accrued interest receivable ........................................      (241)      (167)
      Deferred income tax benefit ....................................................    (1,294)      (240)
      Increase in cash surrender value of life insurance policies ....................      (264)      (114)
      (Increase) decrease in prepaid expenses and other assets .......................      (316)       475
      Amortization of identifiable intangible assets .................................       383        253
      Increase in accrued expenses and other liabilities .............................       937          8
      ESOP shares released ...........................................................       328        417
      Compensation cost for stock option plan ........................................        95        164
      Compensation cost for stock-based incentive plan ...............................       102        179
                                                                                         -------   --------

   Net cash provided by operating activities .........................................     2,935      2,359
                                                                                         -------   --------

Cash flows from investing activities:
      Purchases of available-for-sale securities .....................................   (30,202)   (32,819)
      Proceeds from sales of available-for-sale securities ...........................     3,167     14,226
      Proceeds from maturities of available-for-sale securities ......................    10,853     16,068
      Cash acquired from First Valley Bancorp, net of cash paid of $12,417 ...........        --      6,590
      Purchases of Federal Home Loan Bank stock ......................................      (324)      (775)
      Loan originations and principal collections, net ...............................   (35,306)   (33,325)
      Purchases of loans .............................................................    (7,840)    (2,610)
      Loans sold. ....................................................................     6,904      2,809
      Proceeds from maturities of interest bearing time deposits with other banks. ...       594        987
      Investments in life insurance policies .........................................        (5)        (5)
      Receipt of cash surrender value of life insurance policy .......................        --         30
      Capital expenditures - premises and equipment ..................................      (253)      (229)
                                                                                         -------   --------

      Net cash used in investing activities ..........................................   (52,412)   (29,053)
                                                                                         -------   --------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                   (continued)

                                                                                            Nine Months Ended
                                                                                              December 31,
                                                                                            2008         2007
                                                                                          ---------    ---------
Cash flows from financing activities:
      Net (decrease) increase in demand, NOW, MMDA and savings accounts ...............        (510)       3,170
      Net increase in time deposits ...................................................      28,397        6,778
      Net increase in advanced payments by borrowers for taxes and insurance ..........         752          516
      Proceeds from Federal Home Loan Bank long-term advances .........................      10,252       22,824
      Principal payments on Federal Home Loan Bank long-term advances .................      (4,566)      (5,849)
      Net increase in securities sold under agreement to repurchase ...................       2,658        1,254
      Purchase of treasury stock ......................................................      (1,847)      (2,989)
      Exercise of stock options .......................................................         140           40
      Payments of cash dividends on common stock ......................................        (647)        (506)
                                                                                          ---------    ---------

Net cash provided by financing activities .............................................      34,629       25,238
                                                                                          ---------    ---------

Net decrease in cash and cash equivalents .............................................     (14,848)      (1,456)
Cash and cash equivalents at beginning of period ......................................      36,239       18,640
                                                                                          ---------    ---------
Cash and cash equivalents at end of period ............................................   $  21,391    $  17,184
                                                                                          =========    =========
Supplemental disclosures:
      Interest paid ...................................................................   $   9,968    $   8,549
      Income taxes paid ...............................................................       1,204          730
      Decrease in due to broker .......................................................         651           --
      Decrease in due from broker .....................................................         709           --

Acquisition of First Valley Bancorp:
   Assets acquired
      Cash and cash equivalents .......................................................   $      --    $  19,013
      Investments in available-for-sale securities ....................................          --       22,648
      Federal Home Loan Bank stock, at cost ...........................................          --          602
      Loans, net of allowance for loan losses .........................................          --      141,041
      Premises and equipment, net .....................................................          --        2,946
      Accrued interest receivable .....................................................          --          836
      Deferred income taxes, net ......................................................          --          105
      Other assets ....................................................................          --          928
      Identifiable intangible assets ..................................................          --        2,459
                                                                                          ---------    ---------
   Total assets acquired ..............................................................          --      190,578
                                                                                          ---------    ---------

   Liabilities assumed
      Deposits ........................................................................          --      168,370
      Advanced payments by borrowers for taxes and insurance ..........................          --          192
      Borrowed funds ..................................................................          --        8,513
      Other liabilities ...............................................................          --        1,369
                                                                                          ---------    ---------
   Total liabilities assumed ..........................................................          --      178,444
                                                                                          ---------    ---------

Net assets acquired ...................................................................          --       12,134

Acquisition costs .....................................................................          --       25,666
                                                                                          ---------    ---------

Goodwill ..............................................................................   $      --    $  13,532

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

      Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At December 31, 2008, the Association operated from eight locations in Connecticut.

      Valley Bank. Valley Bank is a state chartered commercial bank that commenced operations on November 15, 1999. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans. At December 31, 2008, the Bank operated from four locations in Connecticut.

      Merger of Enfield Federal and Valley Bank. On January 5, 2009, the Company announced its intention to merge its wholly-owned federal savings bank subsidiary, Enfield Federal, with and into its wholly-owned Connecticut commercial banking subsidiary, Valley Bank ("Valley"), and rename the combined bank "New England Bank." The Company will retain the name of each bank at their respective branches and operate the branches as a division of New England Bank. The subsidiary merger is designed to improve the efficiencies of the Company by eliminating the additional regulatory and administrative costs of maintaining two separately chartered banking subsidiaries with similar products, services and operations. The consolidation will allow the Company to reduce its operating expenses while maintaining the financial products and services offered by both banks. The combined structure will also assist the combined bank in offering a higher level of customer service. It is anticipated that the subsidiary merger will allow the Company to reduce annual expenses in excess of $750,000. The merger of the banking subsidiaries is subject to regulatory approval and is expected to be completed in the second quarter of 2009.

      Acquisition. On January 14, 2009 the Company announced its intention to acquire Apple Valley Bank & Trust Company ("Apple Valley") of Cheshire, Connecticut. As part of the acquisition, Apple Valley Bank will be merged into New England Bancshares' wholly-owned banking subsidiary, Valley Bank. The transaction will increase New England Bancshares' assets from $541 million at September 30, 2008 to approximately $624 million and increase its banking offices from 12 to 15. Under the terms of the transaction, shareholders of Apple Valley Bank will be entitled to elect to receive either one share of New England Bancshares common stock or $8.50 in cash for each share of Apple Valley Bank common stock, subject to an aggregate allocation of 60% stock and 40% cash. Based upon the $8.50 per share price at January 14, 2009, the consideration was approximately 119% of Apple Valley Bank's tangible book value and represents a 2% franchise premium to core deposits. New England Bancshares expects the transaction to be accretive to earnings per share in the first full year of combined operations. It is expected that the transaction will close in the second quarter of 2009.

NOTE 2 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2009 or any interim period.

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

NOTE 3 - Earnings Per Share (EPS)

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No dilutive shares are included for the nine months ended December 31, 2008 as the Company recorded a net loss for the period. The Company had 125,563 anti-dilutive shares for the three months ended December 31, 2008 and 123,563 anti-dilutive shares for the three and nine months ended December 31, 2007. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

                                            Quarter Ended     Nine Months Ended
                                             December 31,       December 31,
                                          -----------------   ------------------
(In thousands, except per share data)       2008     2007      2008       2007
                                          -------   -------   -------    -------
Net income (loss)                         $   747   $   395   $  (795)   $   691
Weighted average common shares
   outstanding for computation of basic
   EPS                                      5,620     5,888     5,657      5,567
Effect of dilutive stock options and
   stock awards                                95       166        --        167
                                          -------   -------   -------    -------
Weighted average common shares for
   computation of diluted EPS               5,715     6,054     5,657      5,734
                                          -------   -------   -------    -------
(Loss) earnings per share:
   Basic                                  $  0.13   $  0.07   $ (0.14)   $  0.12
   Diluted                                $  0.13   $  0.07   $ (0.14)   $  0.12
--------------------------------------------------------------------------------

NOTE 4 - Recent Accounting Pronouncements

      "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company's adoption of FIN 48 did not have a material impact on its financial statements.

      In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of the new issue did not have a material impact on the Company's financial position, results of operations or cash flows.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB's FSP FAS 157-2, "Effective Date of FASB Statement No. 157", defers until April 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on April 1, 2008. See Note 7 - Fair Value Measurements for additional information.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. The adoption of the new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 ("SFAS No. 160"). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of stockholders' equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that this statement will have a material impact on the Company's financial condition and results of operations.

      In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

      In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company's results of operations or financial position.

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

      In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." This guidance will be effective April 1, 2009. The adoption is not expected to have a material effect on the Company's results of operations or financial position.

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 18, 2008.

NOTE 5 - Stock-Based Incentive Plan

      At December 31, 2008, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R required the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that began after December 15, 2005. For the nine months ended December 31, 2008 and 2007, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the nine months ended December 31, 2008 and 2007 for the granting of stock options under the plans was $95,000 and $110,000, respectively. During the nine months ended December 31, 2008, the Company granted 4,000 options.

      The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the nine months ended December 31, 2008 and 2007 was $102,000 and $119,000, respectively.

NOTE 6 -  Other-Than-Temporary  Impairment  of  Investments,  Included  in Other
Assets

      During the three and nine months ended December 31, 2008 the Company recorded other-than-temporary charges of $105,000 and $2.5 million, respectively. The charge for the three months ended December 31, 2008 and a portion of the charge related to the nine months ended

December 31, 2008 is related to auction rate preferred securities issued by trusts with assets consisting solely of Fannie Mae and Freddie Mac preferred securities. In addition, during the nine months ended December 31, 2008 the Company recorded an other-than-temporary charge related to auction rate preferred securities issued by trusts with assets consisting of securities issued by three different corporations. The Company recorded a $1.8 million charge related to the Fannie Mae and Freddie Mac auction rate securities, which had a book value of $1.8 million at June 30, 2008, and an $810,000 charge related to the other three corporate auction rate securities, which had a book value of $1.6 million at June 30, 2008. At December 31, 2008, the remaining book value of all the auction rate securities is $822,000. During the three months ended December 31, 2008 the Company recognized a tax benefit on the charges related to the Fannie Mae and Freddie Mac auction rate securities, due to the charges being considered ordinary losses, due to changes in tax legislation, as of October 29, 2008, instead of a capital loss. The charge related to the three other corporate auction rate securities will continue to be classified as a capital loss for which the Company will be able to offset future capital gains, if any.

      The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2008:

                                               Less than 12 Months     12 Months or Longer          Total
                                               --------------------   --------------------   --------------------
                                                Fair     Unrealized     Fair    Unrealized     Fair    Unrealized
                                                Value      Losses      Value      Losses      Value      Losses
                                               -------   ----------   -------   ----------   -------   ----------
                                                                         (In Thousands)
Debt securities issued by states of the
   United States and political subdivisions
   of the states                               $11,867   $    1,057   $   760   $      135   $12,627   $    1,192
Mortgage-backed securities                       4,335          505     4,589          217     8,924          722
                                               -------   ----------   -------   ----------   -------   ----------
       Total temporarily impaired securities   $16,202   $    1,562   $ 5,349   $      352   $21,551   $    1,914
                                               =======   ==========   =======   ==========   =======   ==========

      Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at December 31, 2008 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer.

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

      Assets measured at fair value on a recurring and non-recurring basis at December 31, 2008 are summarized below. There are no liabilities measured at fair value.

                                                Fair Value Measurements at Reporting Date Using
                                                -----------------------------------------------
                                                     Quoted Prices
                                                       In Active     Significant
                                                      Markets for       Other       Significant
                                                       Identical     Observable    Unobservable
                                                        Assets         Inputs         Inputs
Description                      December 31, 2008     (Level 1)      (Level 2)      (Level 3)
-----------                      -----------------   -------------   -----------   ------------
                                                                   (In Thousands)
Recurring:
----------
Available-for-sale
   securities                         $78,589           $   424        $78,165        $  --
Impaired loans                          1,928                --          1,928           --
Impaired securities included
   in other assets                        822                --            822           --
                                      -------           -------        -------        -----

Total assets                          $81,339           $   424        $80,915        $  --
                                      =======           =======        =======        =====

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K and Part II, Item 1A of this Report on Form 10-Q, as well as the following factors: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, accounting principles and guidelines, and our ability to recognize enhancements related to our acquisition within expected time frames. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

      Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

    Comparison of Financial Condition at December 31, 2008 and March 31, 2008

Assets

      Total assets were $552.1 million at December 31, 2008, an increase of $33.9 million compared to $518.2 million at March 31, 2008. The increase in total assets was primarily due to a $15.0 million increase in available-for-sale investments and a $35.6 million increase in net loans, partially offset by a $14.8 million decrease in cash and cash equivalents and a $3.0 million decrease in other assets. At December 31, 2008, commercial real estate and commercial loans accounted for 54.9% of the total loan portfolio.

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

      The  following   table   indicates  our   nonperforming   assets  and  the
relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

                                        December 31, 2008   March 31, 2008
                                        -----------------   --------------
                                             (Dollars in thousands)
      Allowance for loan losses              $  4,641          $  4,046
      Gross loans outstanding                 412,093           376,038

      Nonaccrual loans:
          Residential mortgage loans         $  1,683          $    737
          Commercial mortgage loans             2,199                --
          Construction mortgage loans             440               398
          Commercial business loans             2,218                10
          Consumer loans                           22                22
                                             --------          --------
          Total nonaccrual loans                6,562             1,167
      Repossessed assets                           39                --
                                             --------          --------
          Total nonperforming assets         $  6,601          $  1,167
                                             ========          ========

      Allowance/Loans outstanding                1.13%             1.08%
      Allowance/Nonperforming loans             70.73%           346.70%
      Allowance/Nonperforming assets            70.31%           346.70%

      The $6.6 million balance of nonaccrual loans at December 31, 2008 was comprised of twenty seven loans - twelve residential real estate loans, ten commercial loans, five commercial real estate loans, two construction loans and two consumer loans. The nine nonaccrual loans at March 31, 2008 were comprised of six residential real estate loans, one construction loan, one consumer loan and one commercial loan. Repossessed assets at December 31, 2008 consists of one mobile home loan; there were no repossessed assets at March 31, 2008.

Liabilities

      Total liabilities were $486.7 million at December 31, 2008, an increase of $37.3 million compared to $449.4 million at March 31, 2008. The increase in total liabilities was caused primarily by a $27.9 million increase in total deposits, a $2.7 million increase in securities sold under agreements to repurchase and a $5.7 million increase in FHLB advances. At December 31, 2008, deposits are comprised of savings accounts totaling $56.0 million, money market deposit accounts totaling $54.8 million, demand and NOW accounts totaling $58.3 million, and certificates of deposits totaling $229.1 million. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

      Total stockholders' equity decreased $3.3 million to $65.4 million at December 31, 2008 from $68.7 million at March 31, 2008. The decrease was primarily caused by a net loss of $795,000, $1.6 million of treasury stock purchases, a $752,000 increase in the accumulated other comprehensive loss, dividends declared of $647,000, partially offset by $202,000 of stock options exercised.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

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

Net Income

      For the three months ended December 31, 2008, the Company reported net income of $747,000, compared to $395,000 for the year ago period. Basic and diluted earnings per share for the quarter ended December 31, 2008 were $0.13 each compared to $0.07 each for the quarter ended December 31, 2007. During the three months ended December 31, 2008, the Company recorded a $639,000 tax benefit related to the $2.5 million charge for an other-than-temporary impairment on investments recorded in the three months ended September 30, 2008 at which time the Company did not record any tax benefit. In addition, the Company recorded a $105,000 pre-tax other-than-temporary impairment charge which is described below under "Noninterest Income."

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended December 31, 2008 totaled $4.0 million compared to $3.8 million for the same period in 2007. This represented an increase of $176,000 or 4.6%. The increase for the quarter was primarily due to an increase in average interest earning assets of $39.2 million and a 76 basis point decrease in the rate paid on average interest bearing liabilities, partially offset by a $48.0 million increase in average interest bearing liabilities and a 58 basis point decrease in the yield on average interest earning assets. The changes of the yield on average interest earning assets and the rate paid on average interest bearing liabilities caused the Company's interest rate spread to increase from 2.81% for the quarter ended December 31, 2007 to 3.00% for the quarter ended December 31, 2008. The Company's net interest margin for the quarter ended December 31, 2008 was 3.38% compared to 3.40% in the year earlier period.

      Interest and dividend income amounted to $7.4 million and $7.5 million for the three months ended December 31, 2008 and 2007, respectively. Average interest-earning assets were

$495.7 million for the quarter ended December 31, 2008, an increase of $39.2 million, or 8.9%, compared to $456.5 million for the quarter ended December 31, 2007. The increase in average interest-earning assets was caused primarily by a $33.5 million increase in average net loans. The yield earned on average interest-earning assets decreased to 5.99% for the three months ended December 31, 2008 from 6.57% for the three months ended December 31, 2007, due primarily to the lower yields on loans, federal funds sold and FHLB stock. The largest yield declines were comprised of fed funds sold and other interest income, which decreased to 0.44% for the quarter ended December 31, 2008 compared to 4.50% in the year ago period, and dividends on FHLB stock, which decreased to 2.41% for the quarter ended December 31, 2008 compared to 5.43% in the year ago period. On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

      Interest expense for the quarter was $3.3 million, a decrease of $311,000, or 8.5%, from the amount reported in the same quarter last year. Average interest-bearing liabilities grew $48.0 million during the quarter ended December 31, 2008 from $385.0 million to $433.0 million primarily due to a $28.8 million increase in certificates of deposit, a $9.7 million increase in FHLB borrowings, a $5.1 million increase in money market deposit accounts and a $3.7 million increase in repurchase agreements. The average rate paid on interest-bearing liabilities decreased to 3.00% for the quarter ended December 31, 2008 from 3.76% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 4.52% for the quarter ended December 31, 2007 to 3.64% for the current year quarter as rates have decreased for this type of deposit.

Provision for Loan Losses

      The provision for loan losses for the quarters ended December 31, 2008 and 2007 were $565,000 and $38,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and the increase in nonaccrual loans.

Noninterest Income

      For the quarters ended December 31, 2008 and 2007, noninterest income was $438,000 and $434,000, respectively. Affecting noninterest income for the three months ended December 31, 2008 was an other-than-temporary impairment charge of $105,000. The Company had a $105,000 charge on auction rate preferred securities issued by trusts with assets consisting solely of Fannie Mae and Freddie Mac preferred stock. Excluding the $105,000 charge, noninterest income increased $109,000, or 25.1%. The adjusted increase was caused by a $48,000 increase in cash surrender value of life insurance policies, a $49,000 increase in other income and a $22,000 increase in gains on sale of securities and loans.

Noninterest Expense

      Noninterest expense for the quarter ended December 31, 2008 was $3.9 million, an increase of $239,000, or 6.6%, from $3.6 million in the quarter ended December 31, 2007. Salaries and employee benefits increased $124,000, other expenses increased $78,000 and professional fees increased $39,000.

Provision for Income Taxes

      The company recorded an income tax benefit of $715,000 in the quarter ended December 31, 2008 compared to income tax expense of $223,000 in the year ago quarter. During the current quarter the Company recorded a tax benefit of $639,000 on the $1.7 million impairment charge recognized in the prior fiscal quarter.

Comparison of Operating Results for the Nine Months Ended December 31, 2008 and 2007

Net (Loss) Income

      For the nine months ended December 31, 2008, the Company reported a net loss of $795,000, compared to net income of $691,000 for the year ago period. Basic and diluted earnings per share for the nine months ended December 31, 2008 were each $(0.14), compared to $0.12 for the nine months ended December 31, 2007. During the nine months ended December 31, 2008 the Company recorded a $2.6 million charge for an other-than-temporary impairment on investments described below. During the nine months ended December 31, 2007, the Company sold $6.4 million of securities, recording a loss of $222,000 ($199,000 on an after-tax basis), as it restructured its balance sheet to provide a better yield on investments.

Net Interest and Dividend Income

      Net interest and dividend income for the nine months ended December 31, 2008 totaled $11.9 million compared to $9.9 million for the same period in 2007. This represented an increase of $2.0 million or 19.8%. The increase for the period was primarily due to an increase in average interest earning assets of $105.7 million and a 60 basis point decrease in the rate paid on average interest bearing liabilities, partially offset by a $107.6 million increase in average interest bearing liabilities and a 50 basis point decrease in the yield on average interest earning assets. The spread increased to 3.00% for the nine months ended December 31, 2008 compared to 2.81% for the year ago period. The Company's net interest margin for the nine months ended December 31, 2008 was 3.38% compared to 3.40% in the year earlier period.

      Interest and dividend income amounted to $21.8 million and $18.6 million for the nine months ended December 31, 2008 and 2007, respectively. Average interest-earning assets were $484.3 million for the nine months ended December 31, 2008, an increase of $105.7 million, or 27.9%, compared to $378.6 million for the nine months ended December 31, 2007. The increase in average interest-earning assets was caused primarily by the merger with First Valley Bancorp and its subsidiary Valley Bank. The operations of Valley Bank were included for the full nine months ended December 31, 2008 compared to only five and a half months for the nine months ended December 31, 2007. The yield earned on average interest-earning assets decreased to 6.07% for the nine months ended December 31, 2008 from 6.57% for the nine months ended December 31, 2007, due primarily to the lower yields on loans, federal funds sold and FHLB stock.

      Interest expense for the nine months ended December 31, 2008 was $10.0 million, an increase of $1.3 million, or 14.8%, from the amount reported in the same quarter last year. Average interest-bearing liabilities grew $107.6 million during the nine months ended December 31, 2008 from $313.4 million to $421.0 million primarily due to the merger with First Valley Bancorp and its subsidiary Valley Bank. The operations of Valley Bank were included for the full nine months ended December 31, 2008, compared to only five and a half months for the nine months ended December 31, 2007. The average rate paid on interest-bearing liabilities decreased to 3.08% for the nine months ended December 31, 2008 from 3.68% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 4.50% for the nine months ended December 31, 2007 to 3.77% for the current year period as rates have decreased for this type of deposit.

Provision for Loan Losses

      The provision for loan losses for the nine months ended December 31, 2008 and 2007 was $872,000 and $208,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and the increase in nonaccrual loans.

Noninterest (Charge) Income

      For the nine months ended December 31, 2008, noninterest charge was $1.1 million, compared to noninterest income of $836,000 in the same period a year ago. Affecting noninterest charge for the nine months ended December 31, 2008 was an other-than-temporary impairment charge of $2.6 million. The Company had a $1.8 million charge on auction rate preferred securities issued by trusts with assets consisting solely of Fannie Mae and Freddie Mac preferred stock, which had a book value of $1.8 million at June 30, 2008. In addition, the Company recorded an $810,000 charge related to three pass-through auction rate securities issued by trusts with assets consisting solely of corporate preferred stock, which had a book value at June 30, 2008 of $1.6 million. Affecting noninterest income for the nine months ended December 31, 2007 was a $225,000 loss on sale of investments, of which $222,000 was related to the sale of two mutual funds totaling $6.4 million. The Company recognized a $157,000 increase in service charges on deposit accounts, a $150,000 increase in cash surrender values of life insurance policies and a $99,000 increase in other income.

Noninterest Expense

      Noninterest expense for the nine months ended December 31, 2008 was $11.0 million, an increase of $1.7 million, or 18.9%, from $9.3 million in the nine months ended December 31, 2007. Salaries and employee benefits increased $857,000 and amortization of identifiable intangible assets increased $130,000. The increase is primarily due to the merger with First Valley Bancorp and its subsidiary Valley Bank. The operations of Valley Bank were included for the full nine months ended December 31, 2008, compared to only five and a half months for the nine months ended December 31, 2007.

Provision for Income Taxes

      The Company recognized an income tax benefit of $337,000 for the nine months ended December 31, 2008 compared to income tax expense of $555,000 for the nine months ended December 31, 2007.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The

Association's and Valley Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Association and Valley Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Association and Valley Bank had Federal Home Loan Bank borrowings as of December 31, 2008 of $67.6 million, with unused borrowing capacity of $16.4 million.

      The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the nine months ended December 31, 2008 and 2007, the Company originated loans, net of principal paydowns, of approximately $35.3 million and $33.3 million, respectively. Purchases of investment securities totaled $30.9 million and $32.8 million for the nine months ended December 31, 2008 and 2007, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $398.2 million at December 31, 2008, a $27.9 million increase from the $370.3 million balance at March 31, 2008.

      At December 31, 2008, the Company had outstanding commitments to originate $11.4 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $46.4 million. In addition, the Company had $2.0 million of commercial letters of credit. Management of the Association and Valley Bank anticipate that they will have sufficient funds to meet their current loan commitments. Retail certificates of deposit scheduled to mature in one year or less totaled $146.6 million, or 36.8% of total deposits at December 31, 2008. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

      Enfield Federal was "well capitalized" under regulatory guidelines at December 31, 2008 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at December 31, 2008.

(dollars in thousands)

                               Required          Enfield Federal
                               --------          ----------------
Tier 1 Capital                    4%             $24,192    7.86%
Total Risk-Based Capital          8%             $26,361   12.08%
Tier 1 Risk-Based Capital         4%             $24,192   11.09%

      Valley Bank was "well capitalized" under regulatory guidelines at December 31, 2008 and exceeded each of the applicable regulatory capital requirements at such date. The table below presents the capital required as a percentage of total and risk weighted assets and the percentage and the total amount of capital maintained at December 31, 2008.

(dollars in thousands)

                               Required            Valley Bank
                               --------          ----------------
Tier 1 Capital                    4%             $21,186    9.42%
Total Risk-Based Capital          8%             $23,657   12.01%
Tier 1 Risk-Based Capital         4%             $21,186   10.75%

      Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's, Enfield Federal or Valley Bank's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's, Enfield Federal or Valley Bank's liquidity, capital or operations.

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

      For the nine months ended December 31, 2008, neither Enfield Federal nor Valley Bank engaged in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

Interest Rate Risk Management

      The Association and Bank manage the interest rate sensitivity of their interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect their earnings while decreases in interest rates may beneficially affect their earnings. To reduce the potential volatility of their earnings, the Association and Bank have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, they attempt to manage their interest rate risk through: their investment portfolio; an increased focus on commercial and multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans. In addition, the Association has commenced a program of selling long-term, fixed-rate one- to four-family residential loans in the secondary market. The Association and the Bank currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

      The Association and Bank have Asset/Liability Committees, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committees establishe and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Item 1A. Risk Factors.
         ------------

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

      The  following   additional  risks  and   uncertainties   should  also  be
considered:

      The current economic downturn coupled with turmoil and uncertainty in the financial markets may adversely impact our earnings and our ability to successfully execute our business plan.

      The current economic downturn may adversely impact the financial condition of the households and businesses comprising our loan customers. Such a deteriorating financial condition could arise from loss of employment or business revenue exacerbated by a reduction in the value of real estate collateralizing our customers' loans. As a consequence, we may experience an increase in nonperforming loans which will negatively impact earnings through reduced collections of interest income coupled with possible increases in the provision for loan losses and associated charge offs. Additionally, our ability to originate new loans in accordance with our business plan goals and objectives may be diminished as a result of these same factors.

      Moreover, the general level of uncertainty in the marketplace - particularly concerning counterparty risk - has greatly diminished the sources of funding readily available to many large financial institutions. Consequently, such institutions are placing greater emphasis on their retail deposit channel to attract funding thereby placing upward pressure on retail deposit rates in the marketplace. As a result, despite the recent reduction in overall market interest rates, our cost of deposits may remain stable or increase while our yield on earning assets is reduced. This condition would reduce our net interest spread and margin and our earnings in future periods.

      Our inability to successfully complete our pending merger transaction and integrate the operations of Apple Valley Bank & Trust Company could hurt our earnings.

      Our pending acquisition of Apple Valley Bank & Trust Company ("Apple Valley Bank") involves the integration of banks that have previously operated independently. The difficulties of combining the operations of the banks include:

   o  integrating personnel with diverse business backgrounds;

   o  combining different corporate cultures; and

   o  retaining key employees.

      The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the banks will require the experience and expertise of certain key employees of Apple Valley Bank who are expected to be retained by us. We may not be successful in retaining these employees for the time period necessary to successfully integrate Apple Valley Bank's operations with those of ours. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the banks' operations could have an adverse effect on our business and results of operation following the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

      The Company repurchased 40,000 shares of its common stock in the quarter ended December 31, 2008 as follows:

                                                                                    Maximum
                                                                     Total         Number of
                                                                   Number of      Shares that
                                                                    Shares         May Yet Be
                                                                 Purchased as      Purchased
                                                    Average    Part of Publicly    Under the
For the three months ended         Total shares   price paid    Announced Plans     Plans or
December 31, 2008                   repurchased    per share      or Programs       Programs
----------------------------------------------------------------------------------------------
October                                      --   $       --                 --       167,224
November                                 40,000         8.80             40,000       127,224
December                                     --           --                 --       127,224
                                   ------------                ----------------
Total                                    40,000   $     8.80             40,000       127,224
                                   ============                ================

(1) On May 12, 2008, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 304,924 shares of the Company's outstanding shares of common stock. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

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

Item 6. Exhibits.
        --------

      3.1   Articles of Incorporation of New England Bancshares, Inc. (1)

      3.2   Bylaws of New England Bancshares, Inc. (2)

      4.1   Specimen stock certificate of New England Bancshares, Inc.(2)

      10.1 Severance and Release Agreement between Valley Bank and Mark J. Blum, dated December 9, 2008. (3)

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

      (3) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW ENGLAND BANCSHARES, INC.

Dated: February 13, 2009                By:/s/ Scott D. Nogles
       -------------------                 ----------------------------
                                           Scott D. Nogles
                                           Chief Financial Officer

Dated: February 13, 2009                By:/s/ David J. O'Connor
       -------------------                 ----------------------------
                                           David J. O'Connor
                                           Chief Executive Officer