Form 10-K
period 2009-03-31
New England Bancshares, Inc.
filed 2009-06-29
CIK 1338248

SECURITIES AND EXCHANGE COMMISSION
                                 100 F Street NE
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Fiscal Year Ended March 31, 2009

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ______________________

                          Commission File No. 001-51589

                             New England Bancshares
                             ----------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                                   04-3693643
        --------------------------------                 ----------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

    855 Enfield Street, Enfield, Connecticut                      06082
    ----------------------------------------                      -----
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. as defined in Rule 12b-2 of the Exchange Act).

      Large accelerated filer [ ]          Accelerated filer [ ]
      Non-accelerated filer [ ]            Smaller reporting company [X]
      (Do not check box if a smaller reporting company)

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      As of June 5, 2009, there were outstanding 5,873,960 shares of the Registrant's Common Stock.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 5, 2009, is $31,323,203.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant
                                   (Part III).

                                      INDEX

                                                                            PAGE
PART I
ITEM 1.     DESCRIPTION OF BUSINESS ......................................     1
ITEM 1A.    RISK FACTORS .................................................    17
ITEM 1B.    UNRESOLVED STAFF COMMENTS ....................................    19
ITEM 2.     PROPERTIES ...................................................    20
ITEM 3.     LEGAL PROCEEDINGS ............................................    21
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........    21
PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ............    21
ITEM 6.     SELECTED FINANCIAL DATA ......................................    22
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
            AND RESULTS OF OPERATIONS ....................................    22
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ....    45
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................    46
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .....................................    83
ITEM 9A(T). CONTROLS AND PROCEDURES ......................................    83
ITEM 9B.    OTHER INFORMATION ............................................    84
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........    84
ITEM 11.    EXECUTIVE COMPENSATION .......................................    85
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS ..............................    85
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE ........................................    86
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................    87
PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ...................    87
SIGNATURES ...............................................................    89

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

      On July 12, 2007, the Company acquired First Valley Bancorp, Inc., Bristol, Connecticut. First Valley Bancorp was the holding company for Valley Bank, Bristol, Connecticut. Under the terms of the transaction, shareholders of First Valley Bancorp received 0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock for a total of 1,068,625 shares and $10.8 million. In addition, the Company incurred cash payments for transaction expenses, payout of stock options and employee expenses totaling $2.4 million, creating $13.6 million of goodwill.

      Enfield Federal Savings and Loan Association. The Association, incorporated in 1916, is a federally chartered savings association headquartered in Enfield, Connecticut. The Association's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. In June 2002, the Association reorganized from the mutual form of organization to the mutual holding company structure. In December 2003, the Association acquired Windsor Locks Community Bank, FSL. At March 31, 2009, the

Association operated from eight locations in Connecticut and had total assets of $325.8 million and total deposits of $227.5 million.

      Valley Bank. The Bank, incorporated in 1999, is a state chartered commercial bank headquartered in Bristol, Connecticut. The Bank's deposits are insured by the FDIC. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in commercial real estate loans, and commercial and small business loans. At March 31, 2009, the Bank operated from four locations in Connecticut and had total assets of $245.1 million and total deposits of $194.0 million.

      Merger of Enfield Federal and Valley Bank. On January 5, 2009, the Company announced its intention to merge its wholly-owned federal savings bank subsidiary, Enfield Federal, with and into its wholly-owned Connecticut commercial banking subsidiary, Valley Bank ("Valley"), and rename the combined bank "New England Bank." The Company will retain the name of each bank at their respective branches and operate the branches as divisions of New England Bank. The subsidiary merger is designed to improve the efficiencies of the Company by eliminating the additional regulatory and administrative costs of maintaining two separately chartered banking subsidiaries with similar products, services and operations. The consolidation will allow the Company to reduce its operating expenses while maintaining the financial products and services offered by both banks. The combined structure will also assist the combined bank in offering a higher level of customer service. It is anticipated that the subsidiary merger will allow the Company to reduce annual expenses in excess of $750,000. The merger of the banking subsidiaries was completed on May 1, 2009.

      Acquisition. On January 14, 2009 the Company announced its intention to acquire Apple Valley Bank & Trust Company ("Apple Valley") of Cheshire, Connecticut. As part of the acquisition, Apple Valley Bank was merged into New England Bancshares' wholly-owned banking subsidiary, Valley Bank. The transaction increased New England Bancshares' assets from $541 million at September 30, 2008 to approximately $624 million and increase its banking offices from 12 to 15. Under the terms of the transaction, shareholders of Apple Valley Bank were entitled to elect to receive either one share of New England Bancshares common stock or $8.50 in cash for each share of Apple Valley Bank common stock, subject to an aggregate allocation of 60% stock and 40% cash. Based upon the $8.50 per share price at January 14, 2009, the consideration was approximately 119% of Apple Valley Bank's tangible book value and represented a 2% franchise premium to core deposits. New England Bancshares expects the transaction to be accretive to earnings per share in the first full year of combined operations. The transaction was completed on June 8, 2009.

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

Competition

      We face intense competition both in making loans and attracting deposits. As of June 30, 2008, the most recent date for which data is available from the FDIC, we held approximately 1.3% of the deposits in Hartford County, which was the 11th largest share of deposits out of 30 financial institutions in the county. North-central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than we do and may offer products and services that we do not provide.

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

      Residential Loans. At March 31, 2009, residential loans, excluding home equity loans and lines of credit, totaled $125.2 million or 29.8% of total loans. At March 31, 2009, 84.0% of our residential loans were fixed-rate and 16.0% were adjustable-rate.

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

      The Association previously offered its full-time employees who satisfy certain criteria and our general underwriting standards fixed- and adjustable-rate residential mortgage loans with reduced interest rates that are currently 50 basis points below the rates offered to our other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continued to remain in effect. Currently, the Bank does not offer this type of program. As of March 31, 2009, we had $2.6 million of employee residential mortgage loans, or 0.63% of net loans.

      Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At March 31, 2009, home equity loans and equity lines of credit totaled $33.1 million, or 7.9% of total loans. Additionally, at March 31, 2009, the unadvanced amounts of home equity lines of credit totaled $8.8 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

      The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. We will offer home equity loans with maximum combined loan-to-value ratios of 90%, provided that loans in excess of 80% will generally be charged a higher rate of interest. A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the Association requires the borrower to pay back the amount outstanding under the line of credit over a term not to exceed 10 years, beginning at the end of the 10-year period. After the initial 10-year period, the Bank requires the borrower to pay back the amount outstanding in full.

      Commercial Real Estate Loans. We originate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area. At March 31, 2009, commercial real estate loans totaled $162.8 million, or 38.8% of total loans. Our commercial real estate loans are generally made with terms of up to 25 years. These loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal plus a margin of 100 basis points or the five-year Federal Home Loan Bank (the "FHLB") Classic Advance Rate plus a margin of 225 to 325 basis points. At March 31, 2009, the largest commercial real estate loan was a $3.8 million loan, which was secured by three car wash locations. This loan was performing according to its terms at March 31, 2009. We generally do not make these loans with loan-to-value ratios exceeding 80%.

      Construction Loans. We originate construction loans to individuals for the construction and acquisition of single-family personal residences. At March 31, 2009, residential construction loans amounted to $813,000, or 0.2% of total loans. At March 31, 2009, the unadvanced portion of these construction loans totaled $312,000. Our residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 90% of the appraised value or cost of the project, whichever is less. At March 31, 2009, the largest residential construction loan commitment was for $215,000, all of which was disbursed. The loan was performing according to its terms at March 31, 2009.

      We make construction loans for commercial and residential development projects. The projects include subdivision, multi-family, apartment, small industrial, retail and office buildings. These loans generally have an interest-only phase during construction, which is usually 12 months, and then convert to permanent financing. Disbursements of funds are at the sole discretion of the Association and Bank and are based on the progress of construction. At March 31, 2009, commercial construction loans totaled $14.7 million, or 3.6% of total loans. At March 31, 2009, the unadvanced portion of these construction loans totaled $8.1 million. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised value or cost of the project, whichever is less. At March 31, 2009, the largest commercial loan commitment was for $2.3 million, all of which was disbursed. The loan was performing according to its terms at March 31, 2009.

      Commercial Loans. At March 31, 2009, we had $76.9 million in commercial loans, which amounted to 18.3% of total loans. In addition, at such date, we had $26.2 million of unadvanced commercial lines of credit. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to the two-, five- or ten-year FHLB Amortizing Advance Rate, as corresponds to the term of the loan, plus a margin. The Company generally does not make unsecured commercial loans.

      When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. At March 31, 2009, our largest commercial loan was a $3.3 million loan secured by all business assets. This loan was classified as substandard and on non-accrual status at March 31, 2009.

      Consumer Loans. We offer fixed rate loans secured by mobile homes. These loans have terms up to 25 years and loan to values up to 90% of the home's value and require that the borrower obtain hazard insurance. At March 31, 2009, mobile home loans totaled $4.2 million or 1.0% of total loans and 64.0% of consumer loans. We also offer fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide. At March 31, 2009, automobile loans totaled $800,000 or 0.2% of total loans and 12.3% of consumer loans. For the fiscal year ended March 31, 2009, the Company originated $1.4 million of mobile home loans.

      Other consumer loans at March 31, 2009 amounted to $1.5 million, or 0.4% of total loans and 23.7% of consumer loans. These loans include secured and unsecured personal loans. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit.

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

      Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family and commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history, and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service divided by debt service) of at least 1.20x. Independent appraisals and environmental surveys are generally required for commercial real estate loans of $250,000 or more.

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

      We generally retain most of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. The sales occur at time of origination; therefore no loans have been classified as held-for-sale. We sold $2.0 million of these loans in fiscal 2009 and $2.6 million in fiscal 2008. In fiscal 2007, the Association commenced selling long-term, fixed rate residential loans to the Federal Home Loan Bank (the "FHLB") to assist with managing our interest rate risk and increasing our net interest margin. Loans are sold with servicing retained and the loans have recourse to the Company on a formula basis. The Association sold $1.7 million of these loans in fiscal 2009. The Bank originates and sells one- to four-family residential loans to several mortgage brokers and mortgage bankers. One such arrangement requires the Bank to repurchase any loans which become delinquent within four months after the date of sale; no such repurchases have been required. The Bank sold $5.4 million of these loans in fiscal 2009.

      We purchase participation interests from other community-based financial institutions, primarily commercial real estate loans, commercial construction loans, commercial loans and residential loans. Such loans totaled $49.9 million and $34.5 million at March 31, 2009 and 2008, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender. We have not historically purchased any whole loans. However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

      Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management, reviewed by the Executive Credit Committee of the Boards of Directors and approved by the Association's and Bank's Board of Directors. The Executive Credit Committee consists of 5 independent directors of the Association's or Bank's Board of Directors and the Chief Executive Officer and President of the Company. One of the independent directors serves as the Chairman of the Committee. The Senior Loan Officers of the Association and Bank and the Senior Risk Officer of the Company also serve as non-voting members of the committee. Each individual's lending authority limit is based on his or her experience and capability and reviewed annually by the Association's and Bank's board. Loan approvals consist of at least 2 management signatures with the higher lending authority determining the level of approval. Any extension of credit that exceeds management's authority requires the approval of the Association's or Bank's Credit Committee. The Association's and Bank's Credit Committee can approve extensions of credit in amounts up to $1.5 million. Extensions of credit between $1.5 million and $4.5 million must be approved by the Executive Credit Committee. Any extensions of credit which would exceed $4.5 million for the Company also require the approval of each subsidiaries' Board of Directors. Notwithstanding individual and joint lending authority, board approval is required for any request involving any compromise of indebtedness, such as the forgiveness of unpaid principal, accrued interest, accumulated fees, or acceptance of collateral or other assets in lieu of payment.

      Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans, and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers.

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

      Deposit Accounts. Substantially all of our depositors are residents of the State of Connecticut. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook and savings accounts, and certificates of deposit. At March 31, 2009, core deposits, which consist of savings, demand, NOW and money market accounts, comprised 40.8% of our deposits. We do not currently utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not to be the market leader.

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

Financial Services

      In 2006 the Bank started offering full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management. The services provided by the Bank through Riverside Investment Services include mutual funds, life insurance, tax and estate planning, and investment portfolio analysis. The Bank has a broker/dealer relationship with Linsco/Private Ledger. For the period ended March 31, 2009 the Bank recorded income of $341,000 from such services.

      The Association had a partnership with a third-party registered broker-dealer, Infinex Investments, Inc., which was terminated during fiscal 2008. Infinex operated an office at Enfield Federal and offered customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Association received a portion of the commissions generated by Infinex from sales to customers. For the year ended March 31, 2008 the Association received fees of $17,000 through the relationship with Infinex.

Personnel

      As of March 31, 2009, we had 98 full-time employees and 19 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

      Loans-to-One-Borrower Limitations. Enfield Federal and Valley Bank are generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Association's and Bank's total loans or extensions of credit to a single borrower cannot exceed 15% of its unimpaired capital and surplus. They may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2009, Enfield Federal's and Valley Bank's loans-to-one borrower limitation were $4.0 million and $3.7 million, respectively. Enfield Federal's and Valley Bank's largest aggregate outstanding balance of loans to one borrower was $5.2 million and $3.4 million, respectively.

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

      If Enfield Federal fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter. Enfield Federal met the QTL test at March 31, 2009, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender.

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

      The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2009, Enfield Federal met each of its capital requirements.

      The following table presents the Association's capital position at March 31, 2009.

                                                             OTS Minimum
                                                        Capital Requirements
                                                       ---------------------
                                   Actual     Ratio     Actual      Ratio
                                 ---------   -------   -------   -----------
                                        (Dollar amounts in thousands)
   Tangible ..................    $24,502      7.52%   $ 4,887        >= 1.5%
   Core (Leverage) ...........    $24,502      7.52%   $13,031        >= 4.0%
   Risk-based ................    $26,756     12.19%   $17,564        >= 8.0%

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

      The following table presents the Bank's capital position at March 31, 2009.

                                                                        For Capital
                                                       Actual        Adequacy Purposes
                                                  ---------------   ------------------
                                                   Amount   Ratio    Amount     Ratio
                                                  -------   -----   -------    -------
                                                       (Dollar amounts in thousands)
Total Capital (to Risk Weighted Assets) .......   $22,882   11.56%  $15,841     >= 8.0%
Tier 1 Capital (to Risk Weighted Assets) ......    20,385   10.29     7,921     >= 4.0
Tier 1 Capital (to Average Assets) ............    20,385    8.98     9,076     >= 4.0

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

      Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by Enfield Federal for the year ended March 31, 2009 totaled $88,000.

      Valley Bank's operations are subject to examination by the FDIC and the State of Connecticut Department of Banking. The assessments paid by Valley Bank for the year ended March 31, 2009 totaled $7,000.

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

      Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution's deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the Deposit Insurance Fund, the Federal Deposit Insurance Corporation issued a proposed rule establishing a Restoration Plan for the Deposit Insurance Fund. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the Federal Deposit Insurance Corporation's risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the Federal Deposit Insurance Corporation would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution's deposits. On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the Federal Deposit Insurance Corporation approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The Federal Deposit Insurance Corporation expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the Federal Deposit Insurance Corporation's assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

      On February 27, 2009, as later amended, the Federal Deposit Insurance Corporation announced a one-time special assessment on all depository institutions equal to 5 basis points of total assets less Tier 1 Capital. This special assessment is payable by September 30, 2009 based on data as of June 30, 2009, and is expected to result in additional non-interest expense ranging from $300,000 to $350,000. In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

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

      Federal Home Loan Bank System. Enfield Federal and Valley Bank are members of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan

Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. Enfield Federal is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. As of March 31, 2009, Enfield Federal and Valley Bank were in compliance with this requirement with investments in the capital stock of the Federal Home Loan Bank of Boston of $3.1 million and $766,000, respectively.

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

Holding Company Regulation

      New England Bancshares is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. New England Bancshares is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for New England Bancshares to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

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

      At March 31, 2009, our loan portfolio consisted of $162.8 million, or 38.8% of commercial real estate loans, $15.5 million, or 3.7% of construction loans and $76.9 million, or 18.3% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

      We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2008, we held 1.3% of the deposits in Hartford County, which was the 10th largest market share of deposits out of the 30 financial institutions in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

      Nearly all of our real estate loans are secured by real estate in Connecticut. We are operating in a challenging and uncertain economic environment, both nationally and locally, as the U.S. economy entered a recession in early 2008. The continued declines in real estate values and home sales volumes along with greater financial stress on borrowers due to the uncertain economic environment and rising unemployment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Continued economic uncertainty may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could result in increased loan delinquencies, problem assets and foreclosures. If poor economic conditions result in decreased demand for the Company's products and services our financial condition and results of operations could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.   PROPERTIES

      The Company currently conducts its business through twelve full-service banking offices and two administrative offices. The net book value of the Company's properties or leasehold improvements was $6.0 million at March 31, 2009.

                                                                     Original
                                                        Leased or   Year Leased   Date of Lease
Location                                                  Owned     or Acquired    Expiration
                                                        ---------   -----------   -------------
Executive/Branch Office:

855 Enfield Street, Enfield, Connecticut ............     Leased       2006          2031

Enfield Federal Branch Offices:

268 Hazard Avenue, Enfield, Connecticut .............      Owned       1962            --

112 Mountain Road, Suffield, Connecticut ............     Leased       1988          2010

23 Main Street, Manchester, Connecticut .............      Owned       2002            --

124 Main Street, Broad Brook, Connecticut ...........      Owned       2003            --

20 Main Street, Windsor Locks, Connecticut ..........     Leased       2002          2012(1)

One Shoham Road, East Windsor, Connecticut ..........     Leased       2005          2015(2)

287 Somers Road, Ellington, Connecticut .............      Owned       2005            --

Valley Bank Branch Offices:

Four Riverside Avenue, Bristol, Connecticut .........     Leased       1999          2014(3)

Eight South Main Street, Terryville, Connecticut ....     Leased       2002          2012(4)

98 Main Street, Southington, Connecticut ............     Leased       2006          2028(5)

888 Farmington Avenue, Bristol, Connecticut .........      Owned       2004            --

Valley Bank Operations Center:

45 North Main Street, Bristol, Connecticut ..........     Leased       2006          2017(6)

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Beginning on December 28, 2005, the Company's common stock was quoted on the NASDAQ Global Market under the symbol "NEBS." Before that date, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "NEBS." According to the records of its transfer agent, the Company had approximately 1,008 stockholders of record as of June 5, 2009. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low bid information for the Company's common stock for each of the fiscal quarters in the two-year period ended March 31, 2009. The stock prices and dividends have been adjusted to reflect that each share of former New England Bancshares common stock was exchanged for 2.3683 shares of current New England Bancshares common stock in connection with the Company's second-step conversion on December 28, 2005.

                                           High        Low     Dividends
                                         --------   --------   ---------
          Fiscal 2009:
             Fourth Quarter ..........   $   8.50   $   5.70   $    0.04
             Third Quarter ...........      10.00       7.97        0.04
             Second Quarter ..........      10.25       8.75        0.04
             First Quarter ...........      11.25      10.25        0.03

                                         --------   --------   ---------
          Fiscal 2008:
             Fourth Quarter ..........   $  11.35   $  10.50   $    0.03
             Third Quarter ...........      12.20      10.00        0.03
             Second Quarter ..........      10.90      10.26        0.03
             First Quarter ...........      13.57      12.31        0.03

      The Company repurchased 56,700 shares of its common stock in the quarter ended March 31, 2009 as follows:

                                                Total number of shares       Maximum number
For the three                        Average       purchased as part       of shares that may
months ended        Total shares   price paid    of publicly announced   yet be purchased under
March 31, 2009      repurchased     per share       plan or program        the plan or program
-----------------------------------------------------------------------------------------------
January 1-31               --         $  --             177,700                  127,224
February 1-28(1)       26,700          6.60             204,400                  100,524
March 1-31(1)          30,000          6.04             234,400                   70,524
-----------------------------------------------------------------------------------------------
Total                  56,700         $6.30
-----------------------------------------------------------------------------------------------

(1) This repurchase of stock was pursuant to the Company's stock repurchase program that was authorized on May 12, 2008 to repurchase 304,924 shares, or 5% of the Company's outstanding shares. The repurchases were made on the open market and through privately negotiated transactions.

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

      Pursue opportunities to increase commercial real estate and commercial business lending in our market area

      Commercial real estate and commercial business loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. Commercial real estate and commercial business loans increased $49.3 million and $121.6 million for the years ended March 31, 2009 and 2008, respectively, and at March 31, 2009 comprised approximately 57.1% of total loans. There are many multi-family and commercial properties and businesses located in our market area, and with the additional capital we raised in the offering we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines. We have added expertise in our commercial loan department in recent years. Additionally, we may employ additional commercial lenders in the future to help increase our multi-family and commercial lending.

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

      Aggressively attract core deposits

      Core deposits (accounts other than certificates of deposit) comprised 40.8% of our total deposits at March 31, 2009. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers. We also hope to increase core deposits by pursuing expansion inside and outside of our market area through de novo branching.

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

Balance Sheet Analysis

      Loans. We originate real estate loans secured by residential real estate, commercial real estate and construction loans, which are secured by residential and commercial real estate. At March 31, 2009, real estate loans totaled $336.6 million, or 80.1% of total loans, compared to $317.8 million, or 84.5%, of total loans at March 31, 2008.

      The largest segment of our real estate loans is commercial real estate loans. Commercial real estate loans totaled $162.8 million at March 31, 2009, which represented 48.4% of real estate loans and 38.8% of total loans, compared to $138.5 million at March 31, 2008, which represented 43.6% of real estate loans and 36.8% of total loans. Commercial real estate loans increased $24.3 million, or 17.6%, for the year ended March 31, 2009 primarily due to the Company focusing on this type of lending.

      Residential real estate loans totaled $158.3 million at March 31, 2009, which represented 47.0% of real estate loans and 37.7% of total loans compared to $158.3 million at March 31, 2008, which represented 49.8% of real estate loans and 42.1% of total loans. Residential real estate loans increased $51,000 for the year ended March 31, 2009.

      We originate construction loans secured by residential and commercial real estate. This portfolio totaled $15.5 million at March 31, 2009, which represented 3.7% of total loans, compared to $21.0 million at March 31, 2008, which represented 5.6% of total loans. Construction loans decreased $5.5 million, or 26.4%, for the year ended March 31, 2009 primarily due to loans being transferred to other loan categories after successful completion of construction, partially offset by advances and originations.

      We also originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit. Commercial business loans totaled $76.9 million at March 31, 2009, which represented 18.3% of total loans, compared to $52.0 million at March 31, 2008, which represented 13.8% of total loans. Commercial business loans increased $25.0 million, or 48.1% for the year ended March 31, 2009 primarily due to the Company focusing on this type of lending.

      We originate a variety of consumer loans, including loans secured by mobile homes, automobiles and passbook or certificate accounts. Consumer loans totaled $6.5 million and represented 1.6% of total loans at March 31, 2009 and $6.3 million at March 31, 2008 which represented 1.7% of total loans.

      The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                                          At March 31,
                             ------------------------------------------------------------------------------------------------------
                                    2009                 2008                 2007                 2006                 2005
                             ------------------   ------------------  -------------------  -------------------   ------------------
                                        Percent              Percent              Percent              Percent              Percent
                              Amount   Of Total    Amount   Of Total    Amount   Of Total    Amount   Of Total    Amount   Of Total
                             --------  --------   --------  --------  ---------  --------  ---------  --------   --------  --------
                                                                  (Dollars in thousands)
Mortgage loans:
  Residential (1) .........  $158,319     37.69%  $158,268     42.09% $ 120,199     59.96% $  94,682     63.07%  $ 89,223     66.42%
  Commercial real estate ..   162,809     38.76    138,477     36.82     54,057     26.97     40,596     27.04     27,588     20.54
  Construction loans ......    15,498      3.69     21,043      5.60      8,774      4.38      8,459      5.63     10,949      8.15
                             --------  --------   --------  --------  ---------  --------  ---------  --------   --------  --------
    Total mortgage loans ..   336,626     80.14    317,788     84.51    183,030     91.31    143,737     95.74    127,760     95.11
Consumer loans ............     6,491      1.55      6,292      1.67      2,692      1.34      1,005      0.67      1,097      0.81
Commercial loans ..........    76,935     18.31     51,958     13.82     14,733      7.35      5,384      3.59      5,477      4.08
                             --------  --------   --------  --------  ---------  --------  ---------  --------   --------  --------
    Total loans ...........   420,052    100.00%   376,038    100.00%   200,455    100.00%   150,126    100.00%   134,334    100.00%
                                       ========             ========             ========             ========             ========

Deferred loan origination
  fees, net ...............       (28)                (223)                (133)                (377)                (340)
Allowance for loan
  losses ..................    (6,458)              (4,046)              (1,875)              (1,636)              (1,437)
                             --------             --------            ---------            ---------             --------
  Total loans, net ........  $413,566             $371,769            $ 198,447            $ 148,113             $132,557
                             ========             ========            =========            =========             ========

(1) Includes $33.1 million, $31.9 million, $17.6 million, $13.9 million and $9.6 million of home equity loans and lines of credit at March 31, 2009, 2008, 2007, 2006 and 2005, respectively.

      The following table sets forth certain information at March 31, 2009 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                            Commercial
                                                   Resi-       Real                                               Total
                                                  dential     Estate     Construction   Consumer   Commercial     Loans
                                                 --------   ----------   ------------   --------   ----------   --------
                                                                                (In thousands)
Amounts due in:
   One year or less ..........................   $    637    $  9,392      $  7,761     $    660    $ 26,240    $ 44,690
   More than one year to three years .........      1,539       2,167         1,224        1,045      11,733      17,708
   More than three years to five years .......      4,231       2,227         1,489          581      17,339      25,867
   More than five years to ten years .........     27,472      26,038         2,322          150      16,229      72,211
   More than ten years to fifteen years ......     21,494      26,841            --        1,527       1,054      50,916
   More than fifteen years ...................    102,946      96,144         2,702        2,528       4,340     208,660
                                                 --------    --------      --------     --------    --------    --------
      Total amount due .......................   $158,319    $162,809      $ 15,498     $  6,491    $ 76,935    $420,052
                                                 ========    ========      ========     ========    ========    ========

      The following table sets forth the dollar amount of all loans at March 31, 2009 that are due after March 31, 2010 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

                                              Due After March 31, 2010
                                     ------------------------------------------
                                                      Floating or
                                     Fixed Rates   Adjustable Rates     Total
                                     -----------   ----------------   ---------
                                                   (In thousands)
     Mortgage loans:
        Residential loans ........   $   131,221      $  26,461       $ 157,682
        Commercial real estate ...        28,436        124,981         153,417
        Construction loans .......         3,840          3,897           7,737
                                     -----------      ---------       ---------
           Total mortgage loans ..       163,497        155,339         318,836
     Consumer loans ..............         5,818             13           5,831
     Commercial loans ............        39,538         11,157          50,695
                                     -----------      ---------       ---------
              Total loans ........   $   208,853      $ 166,509       $ 375,362
                                     ===========      =========       =========

      The following table shows loan activity during the periods indicated.

                                                        For the Fiscal Year Ended March 31,
                                                        -----------------------------------
                                                           2009         2008         2007
                                                        ---------    ---------    ---------
                                                                   (In thousands)
Beginning balance, loans, net .......................   $ 371,769    $ 198,447    $ 148,113
                                                        ---------    ---------    ---------
  Originations:
    Mortgage loans:
      Residential loans .............................      19,734       27,978       29,478
      Commercial real estate ........................      29,947       29,735       19,161
      Construction loans ............................       2,220        6,691       12,505
                                                        ---------    ---------    ---------
        Total mortgage loans ........................      51,901       64,404       61,144
    Consumer loans ..................................       2,503        3,262        2,290
    Commercial loans ................................      32,561       14,201       11,170
                                                        ---------    ---------    ---------
        Total loan originations .....................      86,965       81,867       74,604
Loans sold ..........................................      (3,684)      (6,958)      (3,816)
Loan participations purchased .......................      13,828        5,860       18,268
Loans acquired in merger ............................          --      141,041           --
Deduct:
    Principal loan repayments and other, net ........     (54,795)     (48,371)     (38,719)
    Loan charge-offs, net of recoveries .............        (517)        (117)          (3)
                                                        ---------    ---------    ---------
Ending balance, loans, net ..........................   $ 413,566    $ 371,769    $ 198,447
                                                        =========    =========    =========

      Available-for-Sale Securities. Our securities portfolio consists primarily of U.S. government and agency securities, mortgage-backed securities, marketable equity securities, municipal securities and, to a lesser extent, corporate debt securities. Although corporate debt securities and municipal securities generally have greater credit risk than U.S. Treasury and government securities, they generally have higher yields than government securities of similar duration. Available-for-sale securities increased $8.3 million, or 13.0%, in the year ended March 31, 2009 due to increases in the municipal and mortgage-backed securities categories, partially offset by calls the sale of the majority of the marketable equity securities. The majority of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

      The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

                                                                                    At March 31,
                                                      -----------------------------------------------------------------------
                                                               2009                     2008                     2007
                                                      ---------------------    ---------------------    ---------------------
                                                      Amortized      Fair      Amortized      Fair      Amortized      Fair
                                                         Cost        Value        Cost        Value        Cost        Value
                                                      -----------------------------------------------------------------------
                                                                                 (In thousands)
Investments in available-for-sale securities:
   U.S. government and federal agencies ...........   $  11,930    $ 12,068    $  11,426    $ 11,501    $  23,774    $ 23,575
   Municipal securities ...........................      16,917      15,712       12,719      12,504        7,493       7,405
   Corporate debt securities ......................          --          --           65          66          100         101
   Mortgage-backed securities .....................      43,618      44,041       38,982      39,473       12,030      11,941
   Marketable equity securities ...................           7           7        5,373       5,373        7,224       7,034
                                                      ---------    --------    ---------    --------    ---------    --------
         Total ....................................      72,472      71,828       68,565      68,917       50,621      50,056
   Money market mutual funds included in cash
      and cash equivalents ........................          (7)         (7)      (5,373)     (5,373)        (587)       (587)
                                                      ---------    --------    ---------    --------    ---------    --------
         Total ....................................   $  72,465    $ 71,821    $  63,192    $ 63,544    $  50,034    $ 49,469
                                                      =========    ========    =========    ========    =========    ========

The following table sets forth our available-for-sale securities:

                                                                          At and For the Fiscal Year Ended March 31,
                                                                          ------------------------------------------
                                                                              2009           2008           2007
                                                                          -----------    -----------    ------------
                                                                                      (In thousands)
Mortgage-related securities:
   Mortgage-related securities, beginning of period (1) ...............   $    39,473    $    11,941    $     12,530
   Acquired in merger .................................................            --         11,589              --
   Purchases ..........................................................        13,251         22,533           2,609
   Sales ..............................................................          (753)        (2,438)             --
   Repayments and prepayments .........................................        (7,607)        (4,705)         (3,224)
   Decrease in net premium ............................................           (32)           (27)            (44)
   (Decrease) increase in net unrealized gain .........................          (291)           580              70
                                                                          -----------    -----------    ------------
      Net increase (decrease) in mortgage-related securities ..........         4,568         27,532            (589)
                                                                          -----------    -----------    ------------
   Mortgage-related securities, end of period (1) .....................   $    44,041    $    39,473    $     11,941
                                                                          ===========    ===========    ============

Investment securities:
   Investment securities, beginning of period (1) .....................   $    24,071    $    37,528    $     39,767
   Acquired in merger .................................................            --         11,059              --
   Purchases ..........................................................        22,732         19,575          15,218
   Sales ..............................................................        (8,824)       (19,215)        (14,842)
   Maturities .........................................................        (9,636)       (21,785)         (2,996)
   Increase (decrease) in net premium .................................            94             96              21
   Reclass from securities to other assets ............................            --         (3,524)             --
   (Decrease) increase in net unrealized gain .........................          (657)           337             360
                                                                          -----------    -----------    ------------
      Net increase (decrease) in investment securities ................         3,709        (13,457)         (2,239)
                                                                          -----------    -----------    ------------
   Investment securities, end of period (1) ...........................   $    27,780    $    24,071    $     37,528
                                                                          ===========    ===========    ============

----------
(1) At fair value

      The following table sets forth the maturities and weighted average yields of securities at March 31, 2009. Weighted average yields are presented on a tax-equivalent basis.

                                   Within One Year   One To Five Years    Five To Ten Years    After Ten Years          Total
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                 Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average
                                  Value      Yield    Value      Yield    Value      Yield     Value     Yield     Value     Yield
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in thousands)
Available-for-sale securities:
   U.S. Government and
      Federal agencies ........  $     --      --%   $    101    5.02%   $  3,454    5.01%   $  8,513    5.78%   $ 12,068    5.55%
   Municipal securities .......        --      --         552    4.84       3,307    5.67      11,853    6.44      15,712    6.22
   Mortgage-backed
      securities ..............       130    3.64          35    7.56       1,030    4.96      42,846    5.04      44,041    5.04
                                 --------            --------            --------            --------            --------
      Total ...................  $    130    3.64%   $    688    5.00%   $  7,791    5.28%   $ 63,212    5.40%   $ 71,821    5.38%
                                 ========            ========            ========            ========            ========

      Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals and, to a lesser extent, commercial customers, within our market area. We do not currently use brokered deposits as a source of funding. Deposits increased $49.1 million for the year ended March 31, 2009 due primarily to an increase in the certificates of deposit category. The Company has continued to experience disintermediation, as rates on other types of investments (CDs and money market accounts) have increased substantially over the past several years resulting in customers moving funds from the generally lower rates of savings accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

                                                                At March 31,
                                                           --------------------
                                                             2009        2008
                                                           --------   ---------
                                                               (In thousands)
       Non-interest bearing accounts ...................   $ 37,483   $  40,347
       NOW and money market accounts ...................     75,137      74,017
       Savings accounts ................................     58,413      55,211
       Certificates of deposit .........................    248,403     200,737
                                                           --------   ---------
          Total                                            $419,436   $ 370,312
                                                           ========   =========

      The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of March 31, 2009. Jumbo certificates of deposit require minimum deposits of $100,000.

                                                                     Weighted
       Maturity Period                                    Amount   Average Rate
       ---------------                                   -------   ------------
                                                          (Dollars in thousands)

       Three months or less ..........................   $15,198        3.26%
       Over three through six months .................    10,931        3.07
       Over six through twelve months ................    28,510        3.17
       Over twelve months ............................    33,250        3.96
                                                         -------
          Total ......................................   $87,889        3.48%
                                                         =======

      The following table sets forth the time deposits classified by rates at the dates indicated.

                                                At March 31,
                                      --------------------------------
                                        2009        2008        2007
                                      --------   ---------   ---------
                                               (In thousands)
      Certificate accounts:
         0.00 to 2.00% ............   $ 18,291   $     111   $     756
         2.01 to 3.00% ............     83,462      19,291       6,332
         3.01 to 4.00% ............     87,793      63,448      29,176
         4.01 to 5.00% ............     50,616      88,801      51,130
         5.01 to 6.00% ............      8,241      29,086       2,717
                                      --------   ---------   ---------
            Total .................   $248,403   $ 200,737   $  90,111
                                      ========   =========   =========

      The following table sets forth the amount and maturities of time deposits classified by rates at March 31, 2009.

                                                       Amount Due
                                       -----------------------------------------
                                                                                                Percent of
                                                      One       Two to     Over                   Total
                                       Less than     to Two     Three     Three                Certificate
                                        One Year     Years      Years     Years      Total       Accounts
                                       ---------   ---------   -------   -------   ---------   -----------
                                                                  (In thousands)
Certificate accounts:
   0 to 2.00% ......................   $  18,279   $      12   $    --   $    --   $  18,291        7.4%
2.01 to 3.00% ......................      53,293      27,021     3,149        --      83,463       33.6
3.01 to 4.00% ......................      50,637      14,568     9,583    13,005      87,793       35.3
4.01 to 5.00% ......................      22,513       9,522     1,795    16,786      50,616       20.4
5.01 to 6.00% ......................         269          95       505     7,371       8,240        3.3
                                       ---------   ---------   -------   -------   ---------      -----
   Total ...........................   $ 144,991   $  51,218   $15,032   $37,162   $ 248,403      100.0%
                                       =========   =========   =======   =======   =========      =====

The following table sets forth the deposit activity for the periods indicated.

                                                              For the Fiscal Year Ended March 31,
                                                             ------------------------------------
                                                               2009          2008          2007
                                                             --------      --------      --------
                                                                        (In thousands)
Net deposits (withdrawals) ...............................   $ 39,113      $ 10,696      $  8,427
Deposits acquired through merger .........................         --       168,369            --
Interest credited on deposit accounts (1) ................     10,011         9,572         4,204
                                                             --------      --------      --------
Total increase in deposit accounts .......................   $ 49,124      $188,637      $ 12,631
                                                             ========      ========      ========

----------
(1)   Includes amortization of fair value adjustment.

      Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

      The following table sets forth certain information regarding our borrowed funds:

                                                                        At or For the Years
                                                                           Ended March 31,
                                                                    -----------------------------
                                                                     2009       2008       2007
                                                                    -------    -------    -------
                                                                      (Dollars in thousands)
      Federal Home Loan Bank advances:
         Average balance outstanding ............................   $62,888    $47,400    $27,465
         Maximum amount outstanding at any month-end
            during the period ...................................    67,650     62,221     33,587
         Balance outstanding at end of period ...................    66,833     61,928     33,587
         Weighted average interest rate during the period .......      4.35%      4.70%      4.34%
         Weighted average interest rate at end of period ........      4.10%      4.33%      4.50%

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

Results of Operations for the Years Ended March 31, 2009 and 2008

      Overview.

                                                2009        2008      % Change
                                              ---------   ---------   --------
                                                    (Dollars in thousands)

      Net (loss) income ....................  $  (1,802)  $   1,215    (248.31)%
      Return on average assets .............      (0.33)%      0.27%   (222.22)
      Return on average equity .............      (2.71)%      1.83%   (248.09)
      Average equity to average assets .....      12.27%      15.04%    (18.42)

      Net income increased due primarily to increases in net interest and dividend income and noninterest income, partially offset by increases in noninterest expense, the provision for loan losses and income tax expense. Net interest income increased primarily as a result of a higher volume of and yield on interest-earning assets, partially offset by an increase in the cost of funds.

      Net Interest and Dividend Income. Net interest and dividend income totaled $15.7 million for the year ended March 31, 2009, an increase of $1.9 million or 13.4% compared to the prior fiscal year. This resulted mainly from a $107.4 million increase in average interest-earning assets during the year, partially offset by a $96.5 million increase in average interest-bearing liabilities. Our interest rate spread decreased 21 basis points to 2.72% for the year ended March 31, 2009 and net interest margin decreased 35 basis points to 3.18% for the same time period.

      Interest and dividend income increased $2.9 million, or 11.3%, from $26.0 million for fiscal 2008 to $28.9 million for fiscal 2009. Average interest-earning assets were $506.9 million for fiscal 2009, an increase of $107.4 million, or 26.9%, compared to $399.5 million for fiscal 2008. The increase in average interest-earning assets resulted primarily from increases in the Company's loan and securities portfolios. The yield on interest-earning assets decreased from 6.57% to 5.79% due primarily to a decline in interest rates which affected the Company's loan portfolio, the yield on which decreased 60 basis points, and the Company's short-term assets, primarily federal funds sold, the yield on which decreased 348 basis points.

      Interest expense increased $1.1 million, or 8.9%, from $12.1 million for fiscal 2008 to $13.2 million for fiscal 2009. Average interest-bearing liabilities grew $96.5 million, or 28.9%, from $333.9 million for fiscal 2008 to $430.4 million for fiscal 2009 due primarily to increases in deposits and Federal Home Loan Bank advances. The average rate paid on interest-bearing liabilities decreased to 3.07% for fiscal 2009 from 3.64% due to the decline in interest rates on deposits and securities sold under agreements to repurchase.

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

                                                                      For the Fiscal Years Ended March 31,
                                      ---------------------------------------------------------------------------------------------
                                                   2009                           2008                             2007
                                      -----------------------------   -----------------------------   -----------------------------
                                                            Average                         Average                         Average
                                       Average               Yield/    Average               Yield/    Average               Yield/
                                       Balance   Interest     Rate     Balance   Interest     Rate     Balance   Interest     Rate
                                      --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                          (Dollars in thousands)
Assets:
   Federal funds sold,
      interest-bearing
      deposits and marketable
      equity securities ............  $ 37,467   $    268      0.72%  $ 20,796   $    874      4.20%  $ 18,710   $    966      5.16%
   Investments in available
      for sale securities, other
      than mortgage-backed
      and mortgage-related
      securities (1) ...............    31,553      2,044      6.48     38,451      2,254      5.86     44,283      2,179      4.92
   Mortgage-backed and
      mortgage-related securities ..    44,276      2,291      5.17     24,087      1,278      5.31     12,549        643      5.13
   Federal Home Loan Bank stock ....     3,686         85      2.31      2,859        168      5.88      1,735         95      5.50
   Loans, net (2) ..................   389,922     24,640      6.32    313,334     21,674      6.92    175,238     11,483      6.55
                                      --------   --------             --------   --------             --------   --------
         Total interest-earning
            assets .................   506,904     29,328      5.79    399,527     26,248      6.57    252,515     15,366      6.09
                                                 --------                        --------                        --------
   Noninterest-earning assets ......    26,617                          36,520                          11,813
   Cash surrender value
      of life insurance ............     9,022                           4,338                           4,138
                                      --------                        --------                        --------
         Total assets ..............  $542,543                        $440,385                        $268,466
                                      ========                        ========                        ========

Liabilities and Stockholders'
   Equity:
   Deposits:
      Savings accounts .............  $ 56,245   $    478      0.85%  $ 50,820   $    361      0.71%  $ 43,810   $    266      0.61%
      NOW accounts .................    11,444         55      0.48     10,470         91      0.87      7,564         32      0.42
      Money market accounts ........    61,896      1,299      2.10     47,081      1,660      3.52     19,021        651      3.42
      Certificate accounts .........   221,772      8,230      3.71    166,563      7,434      4.46     86,174      3,255      3.78
                                      --------   --------             --------   --------             --------   --------
         Total deposits ............   351,357     10,062      2.86    274,934      9,546      3.47    156,569      4,204      2.68
   Federal Home Loan Bank
      advances and subordinated
      debentures ...................    66,785      3,004      4.50     47,400      2,234      4.71     27,721      1,204      4.34
   Advanced payments by borrowers
      for taxes and insurance ......     1,006         14      1.39        890         12      1.35        846         10      1.22
   Securities sold under
      agreements to repurchase .....    11,245        146      1.30     10,678        356      3.33      9,335        376      4.03
                                      --------   --------             --------   --------             --------   --------
         Total interest-bearing
            liabilities ............  430,393     13,226      3.07    333,902     12,148      3.64    194,471      5,794      2.98
                                                 --------                        --------                        --------
   Demand deposits .................    38,042                          31,177                          15,294
   Other liabilities ...............     7,559                           9,083                           1,741
                                      --------                        --------                        --------
         Total liabilities .........   475,994                         374,162                         211,506
   Stockholders' Equity ............    66,549                          66,223                          56,960
                                      --------                        --------                        --------
         Total liabilities
            and stockholders'
            equity .................  $542,543                        $440,385                        $268,466
                                      ========                        ========                        ========
   Net interest income/net
      interest rate spread (3) .....             $ 16,102      2.72%             $ 14,100      2.93%             $  9,572      3.11%
                                                 ========   =======              ========   =======              ========   =======
   Net interest margin (4) .........                           3.18%                           3.53%                           3.79%
                                                            =======                         =======                         =======
   Ratio of interest-earning
      assets to interest-bearing
      liabilities ..................    117.78%                         119.65%                         129.85%
                                      ========                        ========                        ========

----------
(1)   Reported on a tax equivalent basis, using a 34% tax rate.

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

                                                             Fiscal Year Ended                 Fiscal Year Ended
                                                              March 31, 2009                    March 31, 2008
                                                                Compared to                       Compared to
                                                             Fiscal Year Ended                 Fiscal Year Ended
                                                              March 31, 2008                    March 31, 2007
                                                    --------------------------------    --------------------------------
                                                     Increase (Decrease)                 Increase (Decrease)
                                                           Due to                              Due to
                                                    --------------------                --------------------
                                                      Rate       Volume        Net       Volume       Rate        Net
                                                    --------    --------    --------    --------    --------    --------
                                                                              (In thousands)
Interest-earning assets:
   Federal funds sold, interest-bearing
      deposits and marketable
      equity securities .........................   $ (1,014)   $    408    $   (606)   $   (230)   $    138    $    (92)
   Investments in available-for-sale
      securities, other than
      mortgage-backed and
      mortgage-related securities ...............        229        (439)       (210)        241        (166)         75
   Mortgage-backed and mortgage-related
      securities ................................        (27)      1,040       1,013          23         612         635
   Federal Home Loan Bank stock .................       (158)         75         (83)          7          66          73
   Loans, net (1) ...............................     (1,552)      4,518       2,966         672       9,519      10,191
                                                    --------    --------    --------    --------    --------    --------
      Total interest-earning assets .............     (2,522)      5,602       3,080         713      10,169      10,882
                                                    --------    --------    --------    --------    --------    --------

Interest-bearing liabilities:
   Savings accounts .............................         77          40         117          48          47          95
   NOW accounts .................................        (45)          9         (36)         43          16          59
   Money market accounts ........................       (775)        414        (361)         21         988       1,009
   Certificate accounts .........................       (801)      1,597         796         681       3,498       4,179
   Federal Home Loan Bank advances
      and subordinated debentures ...............        (90)        860         770         110         920       1,030
   Advanced payments by borrowers
      for taxes and insurance ...................         --           2           2           1           1           2
   Securities sold under agreements
      to repurchase .............................       (230)         20        (210)       (122)        102         (20)
                                                    --------    --------    --------    --------    --------    --------
      Total interest-bearing liabilities ........     (1,864)      2,942       1,078         782       5,572       6,354
                                                    --------    --------    --------    --------    --------    --------
Increase in net interest income .................   $   (658)   $  2,660    $  2,002    $    (69)   $  4,597    $  4,528
                                                    ========    ========    ========    ========    ========    ========

----------
(1) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. We record interest income on non-accruing loans. We record interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

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

      We recorded a $2.9 million and $307,000 provision for loan losses in the years ended March 31, 2009 and 2008, respectively. The increase in the provision was caused primarily by the $10.8 million increase in nonperforming loans and the $44.0 million, or 11.7%, increase in total loans.

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

      Noninterest (Charges) Income. The following table shows the components of noninterest (charges) income and the percentage changes from 2009 to 2008.

                                                                               2009       2008    % Change
                                                                             -------    -------   --------
                                                                                     (In thousands)
      Service charges on deposit accounts ...............................    $ 1,024    $   886     15.6%
      Gain (loss) on sales and calls of securities, net ........ ........        189        (93)   303.2
      Gain on sale of loans .............................................         72         53     35.8
      Increase in cash surrender value of life insurance policies .......        359        154    133.1
      Impairment loss on securities .....................................     (2,741)        --       --
      Other income ......................................................        547        338     61.8
                                                                             -------    -------
         Total ..........................................................    $  (550)   $ 1,338   (141.1)%
                                                                             =======    =======

      The decrease in noninterest income was due to the investment securities other-than-temporary-impaired write down of $2.7 million recorded during fiscal year 2009.

      Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from fiscal 2009 to fiscal 2008.

                                                   2009      2008     % Change
                                                 -------    -------   --------
                                                   (In thousands)
Salaries and employee benefits ..............    $ 7,752    $ 6,966     11.3%
Occupancy and equipment expenses ............      2,966      2,653     11.8
Advertising and promotion ...................        295        229     28.8
Professional fees ...........................        741        534     38.8
Data processing expense .....................        502        450     11.6
FDIC insurance assessments ..................        322        119    170.6
Stationery and supplies .....................        190        165     15.2
Amortization of identifiable
   intangible assets ........................        506        387     30.7
Other expense ...............................      1,683      1,446     16.4
                                                 -------    -------
   Total ....................................    $14,957    $12,949     15.5
                                                 =======    =======
Efficiency ratio (1) ........................       98.6%      85.2%

----------
(1) Computed as noninterest expense divided by the sum of net interest and dividend income and other income.

      The increase in noninterest expense was due primarily to fiscal 2008 including only nine months of expense for Valley Bank. Which was acquired in July 2007, compared to twelve months of expense for fiscal 2009.

      Income Taxes. The Company recorded a $916,000 income tax benefit for the year ended March 31, 2009 compared to income tax expense of $728,000 in the previous year. The tax benefit for the current year was due to the pre-tax loss of $2.7 million. The effective tax rate for the year ended March 31, 2008 was 37.4%.

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

      Non-performing assets totaled $12.1 million, or 2.11% of total assets, at March 31, 2009, which was an increase of $10.9 million from March 31, 2008. As a result, nonperforming loans as a percentage of loans increased from 0.31% at March 31, 2008 to 2.84% at March 31, 2009. At March 31, 2009 the Company had one residential property classified as other real estate owned with a balance of $141,000; there were no properties classified as other real estate owned at March 31, 2008. At March 31, 2009, non-accrual loans consisted of fourteen residential real estate loans, ten commercial loans, eight commercial real estate loans, three consumer loans and two construction loans, compared to six residential real estate loans, one construction loan, one consumer loan and one commercial loan at March 31, 2008.

      The following table provides information with respect to our non-performing assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

                                                                          At March 31,
                                                      --------------------------------------------------
                                                        2009       2008       2007       2006      2005
                                                      -------    -------    -------    -------    ------
                                                                     (Dollars in thousands)
Non-accruing loans:
   Mortgage loans:
      Residential loans ...........................   $ 1,905    $   737    $   824    $   331    $  464
      Commercial real estate ......................     3,918         --         --         --        --
      Construction loans ..........................       439        398
                                                      -------    -------    -------    -------    ------
         Total mortgage loans .....................     6,262      1,135        824        331       464
   Consumer loans .................................        28         22         --         --        --
   Commercial loans ...............................     5,636         10         --        269        --
                                                      -------    -------    -------    -------    ------
            Total nonaccrual loans ................    11,926      1,167        824        600       464
Other real estate owned ...........................       141         --         --         --        --
                                                      -------    -------    -------    -------    ------
            Total nonperforming assets ............   $12,067    $ 1,167    $   824    $   600    $  464
                                                      =======    =======    =======    =======    ======
Impaired loans ....................................   $10,135    $   398    $    --    $    --    $   --
Accruing loans 90 days or more past due ...........        15          8         --         --        --
Allowance for loan losses as a percent
   of loans (1) ...................................      1.54%      1.08%      0.94%      1.09%     1.07%
Allowance for loan losses as a percent
   of nonperforming loans (2) .....................     54.15%    346.70%    227.55%    272.67%   309.70%
Nonperforming loans as a percent of
   loans (1)(2) ...................................      2.84%      0.31%      0.41%      0.40%     0.35%
Nonperforming assets as a percent of
   total assets ...................................      2.11%      0.23%      0.29%      0.23%     0.22%

----------
(1)   Loans are presented before allowance for loan losses.

(2) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the full collection of interest or principal.

      Other than as disclosed in the above table, there were no other loans at March 31, 2009 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

      Interest income that would have been recorded for the year ended March 31, 2009 had non-accruing loans been current according to their original terms amounted to $358,000, none of which was recognized in interest income.

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

      The following table shows the aggregate amounts of our classified assets at the dates indicated.

                                               At March 31,
                                            -----------------
                                             2009      2008
                                            -------   -------
                                              (In thousands)
      Special mention assets ............   $26,882   $23,598
      Substandard assets ................    16,161     7,890
      Doubtful assets ...................     1,872        --
      Loss assets .......................       234        --
                                            -------   -------
         Total classified assets ........   $45,149   $31,488
                                            =======   =======
      ----------

      Classified assets at March 31, 2009 included twenty loans totaling $10.0 million that were considered non-performing. Classified assets at March 31, 2008 included nine loans totaling $1.2 million that were considered non-performing.

      Classified assets increased $13.7 million to $45.1 million at March 31, 2009 and were 10.7% and 8.4% of total loans at March 31, 2009 and 2008, respectively. The increase was caused primarily by the deterioration in the local economy as evidenced by the increase in unemployment.

      Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

                               At March 31, 2009                    At March 31, 2008                   At March 31, 2007
                    ------------------------------------  ------------------------------------  -----------------------------------
                       30-89 Days       90 Days or More      30-89 Days       90 Days or More      30-89 Days      90 Days or More
                    ------------------------------------  ------------------------------------  -----------------------------------
                    Number  Principal  Number  Principal  Number  Principal  Number  Principal  Number  Principal  Number Principal
                      of     Balance     of     Balance     of     Balance     of     Balance     of     Balance     of    Balance
                    Loans   of Loans    Loans   of Loans   Loans  of Loans    Loans  of Loans    Loans  of Loans    Loans of Loans
                    ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------ ---------
                                                                  (Dollars in Thousands)
Mortgage loans:
  Residential
     loans ........     16  $   2,240       6  $     793       7  $     784       1  $      57      30  $   3,403      -- $      --
  Commercial
     real
     estate .......      2        177       4      1,838       3        315      --         --      --         --      --        --
  Construction
     loans ........     --         --       2        399       1        183       1        398      --         --      --        --
                    ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------ ---------
     Total
        mortgage
        loans .....     18      2,417      12      3,030      11      1,282       2        455      30      3,403      --        --
Consumer loans ....      8         96       2         16       1         --      --         --       3         12      --        --
Commercial loans ..      7        345       7      2,457       8        204      --         --      --         --      --        --
                    ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------ ---------
     Total ........     33  $   2,858      21  $   5,503      20  $   1,486       2  $     455      33  $   3,415      -- $      --
                    ======  =========  ======  =========  ======  =========  ======  =========  ======  =========  ====== =========
Delinquent
   loans to
   loans (1) ......              0.68%              1.31%              0.40%              0.12%              1.70%               --%

----------
(1) Loans are presented before the allowance for loan losses and net of deferred loan origination fees.

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

      General Valuation Allowance on the Remainder of the Portfolio. We also establish a general allowance by applying loss factors to the remainder of the loan portfolio to capture the inherent losses associated with the lending activity. This general valuation allowance is determined by segregating the loans by loan category and assigning loss factors to each category. The loss factors are determined based on our historical loss experience, delinquency trends and management's evaluation of the collectability of the loan portfolio. Based on management's judgment, we may adjust the loss factors due to: (1) changes in lending policies and procedures;
(2) changes in existing general economic and business conditions affecting our primary market area; (3) credit quality trends; (4) collateral value; (5) loan volumes and concentrations; (6) seasoning of the loan portfolio; (7) recent loss experience in particular segments of the portfolio; (8) duration of the current business cycle; and (9) bank regulatory examination results. Loss factors are reevaluated quarterly to ensure their relevance in the current real estate environment.

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

      At March 31, 2009, our allowance for loan losses represented 1.54% of total loans and 54.15% of non-performing loans. The allowance for loan losses increased $2.4 million from March 31, 2008 to March 31, 2009 due to a provision for loan losses of $2.9 million, offset by net charge-offs of $517,000. The provision for loan losses for the year ended March 31, 2009 reflected the deterioration in the local economy as well as continued growth of the loan portfolio, particularly the increase in commercial real estate and commercial loans, which carry higher risks of default than one-to four-family residential real estate loans and an increase in non-accrual loans and classified assets.

      The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                    At March 31,
                       ------------------------------------------------------------------------------------------------------
                             2009                2008                 2007                 2006                 2005
                       ------------------  -------------------  -------------------  -------------------  -------------------
                               Percent of           Percent of          Percent of           Percent of           Percent of
                                Loans in             Loans in            Loans in             Loans in             Loans in
                                  Each                 Each                Each                 Each                 Each
                                Category             Category            Category             Category             Category
                                to Total             to Total            to Total              to Total             to Total
                       Amount     Loans    Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                       ------  ----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                (Dollars in thousands)
Mortgage loans:
  Residential
    loans ...........  $  837       37.69% $  819        42.09% $  508        59.96% $  483        63.07% $  428        66.42%
  Commercial
    real estate .....   1,842       38.76   1,944        36.82   1,033        26.97   1,002        27.04     637        20.54
  Construction
    loans ...........     143        3.69     258         5.60     156         4.38      84         5.63     235         8.15
Consumer loans ......      68        1.55      53         1.67       6         1.34      12         0.67      20         0.81
Commercial loans ....   3,568       18.31     972        13.82     172         7.35      55         3.59     117         4.08
                       ------  ----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
    Total allowance
      for loan
      losses ........  $6,458      100.00% $4,046       100.00% $1,875       100.00% $1,636       100.00% $1,437       100.00%
                       ======  ==========  ======  ===========  ======  ===========  ======  ===========  ======  ===========

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

                                                                  At or For the Fiscal Year
                                                                       Ended March 31,
                                                      ---------------------------------------------------
                                                       2009       2008       2007       2006       2005
                                                      -------    -------    -------    -------    -------
                                                                    (Dollars in thousands)
Balance at beginning of period ....................   $ 4,046    $ 1,875    $ 1,636    $ 1,437    $ 1,301
Provision for loan losses .........................     2,929        307        242        210        131
Charge-offs:
   Residential loans ..............................       127         24         --         --         83
   Construction loans .............................        --         58         --         --         --
   Consumer loans .................................        36         34          5         17         16
   Commercial loans ...............................       354         15         --         --         --
                                                      -------    -------    -------    -------    -------
      Total charge-offs ...........................       517        131          5         17         99
                                                      -------    -------    -------    -------    -------
Recoveries:
   Residential loans ..............................        --         --         --         --         80
   Consumer loans .................................        --          3          2          6          2
   Commercial loans ...............................        --         11         --         --         22
                                                      -------    -------    -------    -------    -------
      Total Recoveries ............................        --         14          2          6        104
                                                      -------    -------    -------    -------    -------
Net charge-offs (recoveries) ......................       517        117          3         11         (5)
                                                      -------    -------    -------    -------    -------
Allowance obtained through merger .................        --      1,981         --         --         --
                                                      -------    -------    -------    -------    -------
Balance at end of period ..........................   $ 6,458    $ 4,046    $ 1,875    $ 1,636    $ 1,437
                                                      =======    =======    =======    =======    =======
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period ..............................      0.13%      0.04%      ---%       0.01%      ---%
Allowance for loan losses as a percent
   of loans (1) ...................................      1.54%      1.08%      0.94%      1.09%      1.07%
Allowance for loan losses as a percent of
   nonperforming loans (2) ........................     54.15%    346.70%    227.55%    272.67%    309.70%

----------
(1)   Loans are presented before allowance for loan losses.

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

      Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $41.4 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $71.8 million at March 31, 2009. In addition, at March 31, 2009, we had the ability to borrow approximately $7.8 million from the Federal Home Loan Bank of Boston. On that date, we had $66.8 million outstanding.

      At March 31, 2009, we had $54.1 million in loan commitments outstanding, which included $8.4 million in undisbursed construction loans and $34.9 million in unused lines of credit. Certificates of deposit due within one year of March 31, 2009 totaled $145.0 million, or 34.6% of total deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

      The following table presents our contractual obligations at March 31, 2009.

                                                      Payments Due by Period
                                     -----------------------------------------------------------
                                               Less than      One to      Three to     More than
                                      Total     One Year   Three Years   Five Years   Five Years
                                     -------   ---------   -----------   ----------   ----------
                                                           (In thousands)
Long-Term Debt Obligations (1) ...   $66,859    $11,979      $42,135       $4,104       $ 8,641
Operating Lease Obligations ......    13,085        816        1,696        1,638         8,935
                                     -------    -------      -------       ------       -------
   Total .........................   $79,944    $12,795      $43,831       $5,742       $17,576
                                     =======    =======      =======       ======       =======

----------
(1)   Consists of Federal Home Loan Bank advances.

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

      The following table presents our primary investing and financing activities during the periods indicated.

                                               Years Ended March 31,
                                         ----------------------------------
                                            2009        2008        2007
                                         ---------   ---------    ---------
                                                  (In thousands)

Investing activities:
   Loan originations .................   $  86,965   $  81,867    $  74,604
   Loan participations purchased .....      13,828       5,860       18,268
   Securities purchased ..............      35,918      40,285       17,827

Financing activities:
   Increase in deposits ..............   $  49,124   $ 188,637    $  12,631
   Increase in FHLB advances .........       4,905      28,341       11,945
   Increase (decrease) in
      securities sold
      under agreements to
      repurchase .....................       3,514        (622)       1,852

      Capital Management. The Association and Bank each manage their capital to maintain strong protection for depositors and creditors and are subject to various regulatory capital requirements. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, each of the

Association and Bank exceeded all of their regulatory capital requirements. They are considered "well capitalized" under regulatory guidelines. See Item 1. Description of Business and note 15 of the notes to the consolidated financial statements.

      Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at March 31, 2009 and their effect on our liquidity is presented at note 20 of the notes to the consolidated financial statements included in this annual report and under "--Risk Management--Liquidity Management."

      For the year ended March 31, 2009, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

      In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company's adoption of FIN 48 did not have a material impact on its financial statements.

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

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB's FSP FAS 157-2, "Effective Date of FASB Statement No. 157", defers until April 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on April 1, 2008. See Note 18 - Fair Value Measurements for additional information.

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

      In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective April 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company's results of operations or financial position.

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

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 15, 2008.

      In April 2009, the FASB issued FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this FSP effective January 1, 2009 and the adoption did not have a material impact on the Company's financial condition and results of operations.

      In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

      In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this FSP effective January 1, 2009, resulting in a reduction in OTTI charges recorded in earnings of $206,000, pre-tax, during the year ended March 31, 2009. See Note 3
- Investments in Available-for-Sale Securities for expanded disclosures related to this FSP.

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

ITEM  8. CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                        --------------------------------------
                                        SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
June 11, 2009

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             March 31, 2009 and 2008
                             -----------------------
                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                  2009        2008
                                                                                ---------   ---------
ASSETS
------
Cash and due from banks                                                         $   7,872   $   9,115
Interest-bearing demand deposits with other banks                                  33,554         160
Federal funds sold                                                                     --      21,591
Money market mutual funds                                                               7       5,373
                                                                                ---------   ---------
         Total cash and cash equivalents                                           41,433      36,239
Interest-bearing time deposits with other banks                                        99         693
Investments in available-for-sale securities (at fair value)                       71,821      63,544
Federal Home Loan Bank stock, at cost                                               3,896       3,571
Loans, net of the allowance for loan losses of $6,458 as of
   March 31, 2009 and $4,046 as of March 31, 2008                                 413,566     371,769
Premises and equipment, net                                                         5,990       6,678
Other real estate owned                                                               141          --
Accrued interest receivable                                                         2,321       2,165
Deferred income taxes, net                                                          3,769       1,140
Cash surrender value of life insurance                                              9,211       8,847
Identifiable intangible assets                                                      2,165       2,671
Goodwill                                                                           14,701      14,701
Other assets                                                                        2,551       6,161
                                                                                ---------   ---------
         Total assets                                                           $ 571,664   $ 518,179
                                                                                =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                          $  37,483   $  40,347
   Interest-bearing                                                               381,953     329,965
                                                                                ---------   ---------
         Total deposits                                                           419,436     370,312
Advanced payments by borrowers for taxes and insurance                                953         909
Federal Home Loan Bank advances                                                    66,833      61,928
Subordinated debentures                                                             3,901       3,893
Securities sold under agreements to repurchase                                     12,069       8,555
Other liabilities                                                                   4,518       3,845
                                                                                ---------   ---------
         Total liabilities                                                        507,710     449,442
                                                                                ---------   ---------
Stockholders' equity:
   Common stock, par value $.01 per share; 19,000,000 shares
      authorized; 6,420,891 shares issued as of March 31, 2009 and 2008                64          64
   Paid-in capital                                                                 56,551      56,412
   Retained earnings                                                               16,329      19,055
   Unearned ESOP shares, 249,291 shares as of March 31, 2009 and
      283,183 shares as of March 31, 2008                                          (2,190)     (2,428)
   Unearned shares, stock-based incentive plans, 57,259 shares
      as of March 31, 2009 and 67,898 as of March 31, 2008                           (659)       (796)
   Treasury stock, 536,931 shares as of March 31, 2009 and 322,399 shares
      as of March 31, 2008                                                         (5,742)     (3,772)
   Accumulated other comprehensive (loss) income                                     (399)        202
                                                                                ---------   ---------
         Total stockholders' equity                                                63,954      68,737
                                                                                ---------   ---------
         Total liabilities and stockholders' equity                             $ 571,664   $ 518,179
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

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                   For the Years Ended March 31, 2009 and 2008
                   -------------------------------------------
                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                     2009       2008
                                                                                   --------   --------
Interest and dividend income:
   Interest and fees on loans                                                      $ 24,640   $ 21,674
   Interest on debt securities:
      Taxable                                                                         3,204      2,830
      Tax-exempt                                                                        747        463
   Dividends on Federal Home Loan Bank stock                                             85        168
   Interest on federal funds sold, interest-bearing deposits and dividends
      on marketable equity securities                                                   268        874
                                                                                   --------   --------
         Total interest and dividend income                                          28,944     26,009
                                                                                   --------   --------
Interest expense:
   Interest on deposits                                                              10,062      9,546
   Interest on advanced payments by borrowers for taxes and insurance                    14         12
   Interest on Federal Home Loan Bank advances                                        2,731      2,039
   Interest on subordinated debentures                                                  273        195
   Interest on securities sold under agreements to repurchase                           146        356
                                                                                   --------   --------
         Total interest expense                                                      13,226     12,148
                                                                                   --------   --------
         Net interest and dividend income                                            15,718     13,861
Provision for loan losses                                                             2,929        307
                                                                                   --------   --------
         Net interest and dividend income after provision for loan losses            12,789     13,554
                                                                                   --------   --------
Noninterest (charges) income:
   Service charges on deposit accounts                                                1,024        886
   Gain (loss) on sales and calls of securities, net                                    189        (93)
   Gain on sale of loans                                                                 72         53
   Increase in cash surrender value of life insurance policies                          359        154
   Impairment loss on securities (includes total losses of $2,947, net of $206
      recognized in other comprehensive loss, pretax)                                (2,741)        --
   Other income                                                                         547        338
                                                                                   --------   --------
         Total noninterest (charges) income                                            (550)     1,338
                                                                                   --------   --------
Noninterest expense:
   Salaries and employee benefits                                                     7,752      6,966
   Occupancy and equipment expense                                                    2,966      2,653
   Advertising and promotion                                                            295        229
   Professional fees                                                                    741        534
   Data processing expense                                                              502        450
   FDIC insurance assessment                                                            322        119
   Stationery and supplies                                                              190        165
   Amortization of identifiable intangible assets                                       506        387
   Other expense                                                                      1,683      1,446
                                                                                   --------   --------
         Total noninterest expense                                                   14,957     12,949
                                                                                   --------   --------
         (Loss) income before income taxes                                           (2,718)     1,943
Income tax (benefit) expense                                                           (916)       728
                                                                                   --------   --------
         Net (loss) income                                                         $ (1,802)  $  1,215
                                                                                   ========   ========

(Loss) earnings per share:
   Basic                                                                           $  (0.32)  $   0.22
                                                                                   ========   ========
   Diluted                                                                         $  (0.32)  $   0.21
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

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                   For the Years Ended March 31, 2009 and 2008
                   -------------------------------------------

                (Dollars In Thousands, Except Per Share Amounts)
                ------------------------------------------------

                                                                                       Unearned
                                                                                        Shares
                                                                                         Stock-              Accumulated
                                                                             Unearned    Based                  Other
                                                  Common  Paid-in  Retained    ESOP    Incentive  Treasury  Comprehensive
                                                  Stock   Capital  Earnings   Shares     Plans     Stock    (Loss) Income   Total
                                                  ------  -------  --------  --------  ---------  --------  -------------  --------
Balance, March 31, 2007                           $   53  $42,742  $ 18,521  $ (2,666) $ (1,026)  $     --     $ (358)     $ 57,266
Issuance of stock for merger                          11   13,230        --        --        --         --         --        13,241
Issuance of stock for option exercise                 --       40        --        --        --         --         --            40
ESOP shares released                                  --      179        --       238        --         --         --           417
Compensation cost for stock-based incentive
   plans                                              --      221        --        --       230         --         --           451
Dividends paid ($0.12 per share)                      --       --      (681)       --        --         --         --          (681)
Treasury stock purchases                              --       --        --        --        --     (3,772)        --        (3,772)
Comprehensive income:
   Net income                                         --       --     1,215        --        --         --         --            --
   Other comprehensive income, net of tax effect      --       --        --        --        --         --        560            --
      Comprehensive income                            --       --        --        --        --         --         --         1,775
                                                  ------  -------  --------  --------  --------   --------     ------      --------
Balance, March 31, 2008                               64   56,412    19,055    (2,428)     (796)    (3,772)       202        68,737
Issuance of stock for option exercise                 --      (95)       --        --        --        234         --           139
ESOP shares released                                  --      106        --       238        --         --         --           344
Compensation cost for stock-based incentive
   plans                                              --      128        --        --       137         --         --           265
Dividends paid ($0.15 per share)                      --       --      (850)       --        --         --         --          (850)
Treasury stock purchases                              --       --        --        --        --     (2,204)        --        (2,204)
Cumulative effect adjustment of a change in
   accounting principle - adoption of EITF 06-4       --       --       (74)       --        --         --         --           (74)
Comprehensive loss:
   Net loss                                           --       --    (1,802)       --        --         --         --            --
   Other comprehensive loss, net of tax effect        --       --        --        --        --         --       (601)           --
      Comprehensive loss                              --       --        --        --        --         --         --        (2,403)
                                                  ------  -------  --------  --------  --------   --------     ------      --------
Balance, March 31, 2009                           $   64  $56,551  $ 16,329  $ (2,190) $   (659)  $ (5,742)    $ (399)     $ 63,954
                                                  ======  =======  ========  ========  ========   ========     ======      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2009 and 2008
                   -------------------------------------------
                                 (In Thousands)
                                 --------------

                                                                                                 2009       2008
                                                                                               --------   --------
Cash flows from operating activities:
   Net (loss) income                                                                           $ (1,802)  $  1,215
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Net amortization (accretion) of fair value adjustments                                          8        (44)
      Accretion of securities, net                                                                  (62)       (68)
      (Gain) loss on sales and calls of securities, net                                            (189)        93
      Writedown of available-for-sale securities                                                     11         --
      Writedown of other securities, included in other assets                                     2,730         --
      Provision for loan losses                                                                   2,929        307
      Change in deferred loan origination fees                                                     (195)      (146)
      Gain on sale of loans, net                                                                    (20)       (53)
      Depreciation and amortization                                                                 888        788
      Disposal of property and equipment                                                             --          2
      Increase in accrued interest receivable                                                      (153)        (8)
      Deferred income tax benefit                                                                (2,247)      (149)
      Increase in cash surrender value life insurance policies                                     (359)      (154)
      Decrease (increase) in prepaid expenses and other assets                                      144       (135)
      Amortization of identifiable intangible assets                                                506        387
      Increase in accrued expenses and other liabilities                                            550        166
      Compensation cost for stock-based incentive plan                                              265        451
      ESOP shares released                                                                          344        417
                                                                                               --------   --------

   Net cash provided by operating activities                                                      3,348      3,069
                                                                                               --------   --------

Cash flows from investing activities:
   Proceeds from maturities of interest-bearing time deposits with other banks                      594      1,184
   Purchases of available-for-sale securities                                                   (35,918)   (41,457)
   Proceeds from sales of available-for-sale securities                                          10,474     20,851
   Proceeds from maturities of available-for-sale securities                                     17,184     26,489
   Purchases of Federal Home Loan Bank stock                                                       (325)      (990)
   Cash and cash equivalents acquired from First Valley Bancorp, net of expenses
      and cash paid to shareholders                                                                  --      6,589
   Loan originations and principal collections, net                                             (34,517)   (33,748)
   Purchases of loans                                                                           (13,828)    (5,860)
   Loans sold                                                                                     3,704      7,011
   Recoveries of loans previously charged off                                                        --         14
   Proceeds from other real estate owned                                                             --        198
   Capital expenditures                                                                            (208)      (300)
   Proceeds from sales/disposals of fixed assets                                                     30          7
   Investment in life insurance policies                                                             (5)    (4,505)
   Redemption of life insurance policies                                                             --        130
                                                                                               --------   --------

   Net cash used in investing activities                                                        (52,815)   (24,387)
                                                                                               --------   --------

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                   For the Years Ended March 31, 2009 and 2008
                   -------------------------------------------
                                 (In Thousands)
                                 --------------
                                   (continued)

                                                                                           2009        2008
                                                                                         ---------   ---------
Cash flows from financing activities:
      Net increase in demand deposits, NOW and savings accounts                              1,458      11,031
      Net increase in time deposits                                                         47,666       9,297
      Net increase (decrease) in advanced payments by borrowers for taxes and insurance         44         (79)
      Proceeds from Federal Home Loan Bank long-term advances                               11,000      30,500
      Principal payments on Federal Home Loan Bank long-term advances                       (6,106)     (6,797)
      Net increase (decrease) in securities sold under agreements to repurchase              3,514        (622)
      Purchase of treasury stock                                                            (2,204)     (3,772)
      Proceeds from exercise of stock options                                                  139          40
      Payments of cash dividends on common stock                                              (850)       (681)
                                                                                         ---------   ---------

      Net cash provided by financing activities                                             54,661      38,917
                                                                                         ---------   ---------

Net increase in cash and cash equivalents                                                    5,194      17,599
Cash and cash equivalents at beginning of year                                              36,239      18,640
                                                                                         ---------   ---------
Cash and cash equivalents at end of year                                                 $  41,433   $  36,239
                                                                                         =========   =========

Supplemental disclosures:
      Interest paid                                                                      $  13,169   $  12,115
      Income taxes paid                                                                      1,126       1,555
      Reclass from securities to other assets                                                   --       3,524
      Increase in due to broker                                                                 62         653
      (Decrease) increase in due from broker                                                  (714)        714
      Loans transferred to other real estate owned                                             141         198

Acquisition of First Valley Bancorp:
   Assets acquired:
      Cash and cash equivalents                                                          $      --   $  19,013
      Investments in available-for-sale securities                                              --      22,648
      Federal Home Loan Bank stock, at cost                                                     --         602
      Loans, net of allowance for loan losses                                                   --     141,041
      Premises and equipment, net                                                               --       2,946
      Accrued interest receivable                                                               --         837
      Deferred income taxes, net                                                                --         216
      Other assets                                                                              --         733
      Identifiable intangible assets                                                            --       2,459
                                                                                         ---------   ---------
   Total assets acquired                                                                        --     190,495
                                                                                         ---------   ---------

   Liabilities assumed:
      Deposits                                                                                  --     168,369
      Advanced payments by borrowers for taxes and insurance                                    --         192
      Federal Home Loan Bank advances                                                           --       4,623
      Subordinated debentures                                                                   --       3,888
      Other liabilities                                                                         --       1,369
                                                                                         ---------   ---------
   Total liabilities assumed                                                                    --     178,441
                                                                                         ---------   ---------
Net assets acquired                                                                             --      12,054
Acquisition costs                                                                               --      25,665
                                                                                         ---------   ---------
Goodwill                                                                                 $      --   $  13,611

   The accompanying notes are an integral part of these consolidated financial statements.

                  NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   For the Years Ended March 31, 2009 and 2008
                   -------------------------------------------

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

On January 5, 2009, New England Bancshares announced that it intends to merge the Association with and into its wholly-owned Connecticut commercial banking subsidiary, Valley Bank, and will rename the combined bank "New England Bank." The company will retain the name of each bank at their respective branches and operate the branches as a division of New England Bank. The subsidiary merger is designed to improve the efficiencies of the company by eliminating the additional regulatory and administrative costs of maintaining two separately chartered banking subsidiaries with essentially the same products, services and operations. The consolidation will allow the company to reduce its operating expenses while maintaining the financial products and services offered by both banks. The combined structure will also assist the combined bank in offering a higher level of customer service.

On January 14, 2009, New England Bancshares, the parent company for Valley Bank and the Association, announced that Valley Bank and The Apple Valley Bank & Trust Company ("Apple Valley"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Apple Valley will merge with and into Valley Bank, with Valley Bank as the surviving entity (the "Merger"). As previously announced, prior to completion of the Merger with Apple Valley, New England Bancshares intends to merge Enfield Federal with and into Valley Bank and rename the resulting subsidiary institution "New England Bank." Consequently, as a result of the Merger, New England Bancshares will be the holding company for one Connecticut commercial bank, New England Bank. Under the terms of the Merger Agreement, shareholders of Apple Valley will be entitled to elect to receive either one (1) share of New England Bancshares common stock or $8.50 in cash for each share of Apple Valley common stock, subject to an aggregate allocation of 60% stock and 40% cash. The merger was completed on June 8, 2009.

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

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks, federal funds sold and money market mutual funds. Cash and due from banks as of March 31, 2009 and 2008 includes $491,000 and $434,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank for Enfield Federal Savings and Loan Association.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

      The Company classifies debt and equity securities with readily determinable fair values into one of two categories: available-for-sale or held-to-maturity. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. All other securities must be classified as available-for-sale.

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

      EARNINGS PER SHARE ("EPS"):

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no anti-dilutive shares at March 31, 2009 as the Company reported a net loss, and 121,963 anti-dilutive shares at March 31, 2008. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Association's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

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

      STOCK-BASED COMPENSATION:

      At March 31, 2009, the Company has two stock-based incentive plans which are described more fully in Note 13. The Company accounts for the plans under SFAS No. 123(R) "Share-Based Payment." During the year ended March 31, 2009 and 2008, $128,000 and $221,000, respectively in stock-based employee compensation was recognized.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company's adoption of FIN 48 did not have a material impact on its financial statements.

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

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB's FSP FAS 157-2, "Effective Date of FASB Statement No. 157", defers until April 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on April 1, 2008. See Note 18 - Fair Value Measurements for additional information.

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

      In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective April 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company's results of operations or financial position.

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

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 15, 2008.

      In April 2009, the FASB issued FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this FSP effective January 1, 2009 and the adoption did not have a material impact on the Company's financial condition and results of operations.

      In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

      In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this FSP effective January 1, 2009, resulting in a reduction in OTTI charges recorded in earnings of $206,000, pre-tax, during the year ended March 31, 2009. See Note 3 - Investments in Available-for-Sale Securities for expanded disclosures related to this FSP.

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

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of March 31:

                                                           Amortized     Gross        Gross
                                                             Cost      Unrealized   Unrealized     Fair
                                                             Basis       Gains        Losses       Value
                                                           ---------   ----------   ----------   --------
                                                                           (In Thousands)
March 31, 2009:
   Debt securities issued by the U.S. Treasury
      and other U.S. government corporations and
      agencies                                             $  11,930    $   183      $    45     $ 12,068
   Debt securities issued by states of the United
      States and political subdivisions of the states         16,917         45        1,250       15,712
   Mortgage-backed securities                                 43,618      1,129          706       44,041
   Marketable equity securities                                    7         --           --            7
                                                           ---------    --------     -------     --------
                                                              72,472      1,357        2,001       71,828
   Money market mutual funds included in
      cash and cash equivalents                                   (7)        --           --           (7)
                                                           ---------    --------     -------     --------
                                                           $  72,465    $ 1,357      $ 2,001     $ 71,821
                                                           =========    =======      =======     ========

March 31, 2008:
   Debt securities issued by the U.S. Treasury
      and other U.S. government corporations and
      agencies                                             $  11,426    $    76      $     1     $ 11,501
   Debt securities issued by states of the United
      States and political subdivisions of the states         12,719        122          337       12,504
   Corporate debt securities                                      65          1           --           66
   Mortgage-backed securities                                 38,982        654          163       39,473
   Marketable equity securities                                5,373         --           --        5,373
                                                           ---------    --------     -------     --------
                                                              68,565        853          501       68,917

   Money market mutual funds included in
      cash and cash equivalents                               (5,373)        --           --       (5,373)
                                                           ---------    --------     -------     --------
                                                           $  63,192    $   853      $   501     $ 63,544
                                                           =========    =======      =======     ========

Mortgage-backed securities are insured or issued by Ginnie Mae, Freddie Mac and Fannie Mae or private issuers, substantially all of which are backed by fixed-rate mortgages.

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2009:

                                                                       Fair
                                                                       Value
                                                                  --------------
                                                                  (In Thousands)
Due after one year through five years                                $   652
Due after five years through ten years                                  6,761
Due after ten years                                                    20,367
Mortgage-backed securities                                             44,041
                                                                     --------
                                                                     $ 71,821
                                                                     ========

Proceeds from sales of available-for-sale securities for the year ended March 31, 2009 were $10.5 million. Gross realized gains on those sales amounted to $153,000 and $3,000 of gross realized losses were recognized. Proceeds from sales of available-for-sale securities for the year ended March 31, 2008 were $20.9 million. Gross realized gains on those sales amounted to $138,000 and $242,000 of gross realized losses were recognized. The tax expense (benefit) applicable to these net realized gains (losses) in the years ended March 31, 2009 and 2008 amounted to $58,000 and $(21,000), respectively.

As of March 31, 2009 and 2008, securities with carrying amounts of $18.0 million and $8.9 million, respectively, were pledged to secure securities sold under agreements to repurchase. As of March 31, 2009 and 2008 securities with carrying values of $1.5 million and $1.9 million, respectively, were pledged as collateral to secure municipal deposits.

The aggregate fair value and unrealized losses of securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income, that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

                                                           Less than 12 Months   12 Months or Longer        Total
                                                          ---------------------  -------------------  -------------------
                                                            Fair     Unrealized    Fair   Unrealized    Fair   Unrealized
                                                            Value      Losses     Value     Losses     Value     Losses
                                                          ---------  ----------  -------  ----------  -------  ----------
                                                                                  (In Thousands)
March 31, 2009:
   Debt securities issued by the U.S. Treasury
      and other U.S. government corporations
      and agencies                                         $   593    $    45    $    --     $ --     $   593   $    45
   Debt securities issued by states of the
      United States and political subdivisions
      of the states                                         11,312        999      1,527      251      12,839     1,250
   Mortgage-backed securities                                2,721         56      4,675      650       7,396       706
                                                           -------     ------    -------     ----     -------   -------
         Total temporarily impaired securities             $14,626     $1,100    $ 6,202     $901     $20,828   $ 2,001
                                                           =======     ======    =======     ====     =======   =======

March 31, 2008:
   Debt securities issued by the U.S. Treasury
      and other U.S. government corporations
      and agencies                                         $   949     $    1    $    --     $ --     $   949   $     1
   Debt securities issued by states of the
      United States and political subdivisions
      of the states                                          5,907        217        649      120       6,556       337
   Mortgage-backed securities                                2,844         77      3,163       86       6,007       163
                                                           -------     ------    -------     ----     -------   -------
         Total temporarily impaired securities             $ 9,700     $  295    $ 3,812     $206     $13,512   $   501
                                                           =======     ======    =======     ====     =======   =======

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as amended for FSP FAS 115-2 and FAS 124-2. However, certain purchased beneficial interests, including non-agency mortgage-backed securities and pooled trust preferred securities are evaluated using FSP EITF 99-20-1, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets."

As discussed in Note 2 the Company elected to early adopt the provisions of FSP FAS 115-2 and FAS 124-2 for the year ended March 31, 2009, which was applied to existing and new debt securities held by the Company as of January 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. Had the Company not adopted FSP FAS 115-2 and FAS 124-2, the Company would have recognized an additional $206,000, pre-tax, in other-than-temporary impairment losses through earnings during the year ended March 31, 2009.

The following table summarizes other-than-temporary impairment losses on securities for the year ended March 31, 2009:

                                                                       Non-Agency
                                                      Auction Rate   Mortgage-Backed
                                                       Securities      Securities       Total
                                                      ------------   ---------------   ------
                                                                     (In Thousands)
Total other-than-temporary impairment losses             $2,730            $217        $2,947
Less: unrealized other-than-temporary losses
   recognized in other comprehensive loss (1)                --             206           206
                                                         ------            ----        ------

Net impairment losses recognized in earnings (2)         $2,730            $ 11        $2,741
                                                         ======            ====        ======

(1) Represents the noncredit component of the other-than-temporary impairment on the securities.

(2) Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the year ended March 31, 2009 is as follows:

                                                                      Total
                                                                  --------------
                                                                  (In Thousands)

Balance, April 1, 2008                                                $ --
Additions for the credit component on debt securities
  in which other-than-temporary impairment was
  not previously recognized                                             11
                                                                      ----

Balance, March 31, 2009                                               $ 11
                                                                      ====

For the year ended March 31, 2009, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of auction rate preferred securities ("ARPS") and non-agency mortgage-backed securities. In accordance with FSP FAS 115-2 and FAS 124-2, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. The ARPS are securities issued by trusts with assets consisting of Fannie Mae and Freddie Mac preferred securities and corporate preferred securities. While these securities have a maturity date, the Company classifies them as equity securities instead of debt securities; and as such all other-than-temporary impairment losses are recognized in earnings. These securities are classified as other assets on the balance sheet due to their limited market. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows were compared to the Company's holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of March 31, 2009:

                                           Range
                         Weighted    -----------------
                          Average    Minimum   Maximum
                         --------    -------   -------
Prepayment rates           10.1%        6.0%     17.0%
Default rates               4.7         1.6      18.7
Loss severity              32.1        16.1      43.5

NOTE 4 - LOANS
--------------

Loans consisted of the following as of March 31:

                                              2009        2008
                                           ---------   ---------
                                               (In Thousands)
Mortgage loans:
   Residential                             $ 158,319   $ 158,268
   Commercial                                162,809     138,477
   Construction                               15,498      21,043
                                           ---------   ---------
      Total mortgage loans                   336,626     317,788
Consumer loans                                 6,491       6,292
Commercial loans                              76,935      51,958
                                           ---------   ---------
                                             420,052     376,038
Deferred loan origination fees, net              (28)       (223)
Allowance for loan losses                     (6,458)     (4,046)
                                           ---------   ---------
      Loans, net                           $ 413,566   $ 371,769
                                           =========   =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Association and the Bank during the year ended March 31, 2009. Total loans to such persons and their companies amounted to $5.7 million as of March 31, 2009. During the year ended March 31, 2009, principal payments totaled $412,000 and principal advances amounted to $1.1 million.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                               2009        2008
                                              -------    -------
                                                  (In Thousands)
Balance at beginning of period                $ 4,046    $ 1,875
Acquired in merger                                 --      1,981
Provision for loan losses                       2,929        307
Recoveries of loans previously charged off         --         14
Loans charged off                                (517)      (131)
                                              -------    -------
Balance at end of period                      $ 6,458    $ 4,046
                                              =======    =======

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

                                                               2009       2008
                                                             --------   -------
                                                               (In Thousands)
Total nonaccrual loans                                       $ 11,926   $ 1,167
                                                             ========   =======

Accruing loans which are 90 days or more overdue             $     15   $     8
                                                             ========   =======

Information about loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 was as follows as of March 31:

                                                                             2009                       2008
                                                                   ------------------------   ------------------------
                                                                   Recorded      Related      Recorded      Related
                                                                   Investment    Allowance    Investment    Allowance
                                                                   In Impaired   For Credit   In Impaired   For Credit
                                                                   Loans         Losses       Loans         Losses
                                                                   -----------   ----------   -----------   ----------
                                                                                      (In Thousands)
Loans for which there is a related allowance for credit losses     $     6,241   $    2,645   $        --   $       --

Loans for which there is no related allowance for credit losses          3,894           --           398           --
                                                                   -----------   ----------   -----------   ----------

       Totals                                                      $    10,135   $    2,645   $       398   $       --
                                                                   ===========   ==========   ===========   ==========

Average recorded investment in impaired loans during the
   year ended March 31                                             $     4,206                $        80
                                                                   ===========                ===========

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

       Total recognized                                            $        38                $        --
                                                                   ===========                ===========
       Amount recognized using a cash-basis method
          of accounting                                            $        38                $        --
                                                                   ===========                ===========

NOTE 5 - PREMISES AND EQUIPMENT, NET
------------------------------------

The following is a summary of premises and equipment as of March 31:

                                                            2009         2008
                                                           -------      -------
                                                              (In Thousands)
Land                                                       $   834      $   834
Buildings and building improvements                          2,667        2,650
Furniture, fixtures and equipment                            2,843        2,854
Leasehold improvements                                       2,490        2,453
                                                           -------      -------
                                                             8,834        8,791
Accumulated depreciation and amortization                   (2,844)      (2,113)
                                                           -------      -------
                                                           $ 5,990      $ 6,678
                                                           =======      =======

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2009 and 2008 were as follows:

                                                                   Core Deposit
                                                       Goodwill     Intangibles
                                                       --------    ------------
                                                            (In Thousands)
Balance, March 31, 2007                                $  1,090       $   599
Additional due to merger                                 13,611         2,459
Amortization expense                                        ---          (387)
                                                       --------       -------
Balance, March 31, 2008                                  14,701         2,671
Amortization expense                                        ---          (506)
                                                       --------       -------
Balance, March 31, 2009                                $ 14,701       $ 2,165
                                                       ========       =======

Estimated annual amortization expense of identifiable intangible assets is as follows:

                                                    (In Thousands)
Years Ended March 31,
      2010                                              $   463
      2011                                                  418
      2012                                                  373
      2013                                                  329
      2014                                                  254
      Thereafter                                            328
                                                        -------
         Total                                          $ 2,165
                                                        =======

A summary of acquired identifiable intangible assets is as follows as of March 31, 2009:

                                    Gross Carrying    Accumulated   Net Carrying
                                        Amount       Amortization      Amount
                                    --------------   ------------   ------------
                                                   (In Thousands)
Core deposit intangibles               $ 3,345         $ (1,180)       $ 2,165

There was no impairment recorded in fiscal years 2009 and 2008 based on valuations at March 31, 2009 and 2008.

NOTE 7 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $87.9 million and $68.9 million as of March 31, 2009 and 2008, respectively. Certain transaction accounts are fully insured and all other deposits are insured up to $250,000.

For time deposits as of March 31, 2009, the scheduled maturities for each of the following five years ended March 31, are:

                                                    (In Thousands)
      2010                                            $ 144,991
      2011                                               51,218
      2012                                               15,032
      2013                                                9,698
      2014                                               27,464
                                                      ---------
         Total                                        $ 248,403
                                                      =========

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the "FHLB").

Maturities of advances from the FHLB for the years ending after March 31, 2009 are summarized as follows:

                                                    (In Thousands)
      2010                                             $ 11,979
      2011                                               31,992
      2012                                               10,143
      2013                                                2,472
      2014                                                1,632
      Thereafter                                          8,641
      Fair value adjustment                                 (26)
                                                       --------
                                                       $ 66,833
                                                       ========

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis. As of March 31, 2009, the Company has two advances which the FHLB has the option of calling as of the put date, and quarterly thereafter:

       Amount          Maturity Date         Put Date       Interest Rate
   --------------    -----------------    --------------    -------------
   (In Thousands)
       $ 5,000       August 1, 2016       August 3, 2009        4.89%
         2,000       September 2, 2014    June 1, 2009          3.89

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2009, the interest rates on FHLB advances ranged from 2.03% to 5.21%. At March 31, 2009, the weighted average interest rate on FHLB advances was 4.10%.

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

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------

The securities sold under agreements to repurchase as of March 31, 2009 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies and mortgage-backed securities. The securities were held in the Company's safekeeping account under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 11 - INCOME TAXES
----------------------

The components of income tax (benefit) expense are as follows for the years ended March 31:

                                                                2009      2008
                                                              -------    ------
                                                               (In Thousands)
Current:
   Federal                                                    $ 1,093    $  763
   State                                                          238       214
Benefit of operating loss carryforward                             --      (100)
                                                              -------    ------
                                                                1,331       877
                                                              -------    ------

Deferred:
   Federal                                                     (2,180)     (217)
   State                                                         (440)        7
Change in valuation allowance                                     373        61
                                                              -------    ------
                                                               (2,247)     (149)
                                                              -------    ------
      Total income tax (benefit) expense                      $  (916)   $  728
                                                              =======    ======

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:

                                                                2009      2008
                                                              -------    ------
Federal income tax at statutory rate                            (34.0)%    34.0%
Increase (decrease) in tax resulting from:
   Nontaxable interest income                                   (10.3)     (8.0)
   Nontaxable life insurance income                              (4.6)     (2.7)
   Excess book basis of Employee Stock Ownership Plan             2.7       3.9
   Other adjustments                                              3.7       2.9
Change in valuation allowance                                    13.7       3.2
State tax, net of federal tax benefit                            (4.9)      4.1
                                                              -------    ------
      Effective tax rates                                       (33.7)%    37.4%
                                                              =======    ======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                              2009      2008
                                                                            -------   -------
                                                                              (In Thousands)
Deferred tax assets:
   Excess of allowance for loan losses over tax bad debt reserve            $ 2,496   $ 1,552
   Deferred loan origination fees                                                11        87
   Net unrealized holding loss on available-for-sale securities                 250        --
   Write-down of investment securities                                        1,068        --
   Deferred compensation                                                        826       664
   FASB Statement No. 158 adjustment                                              3         8
   Capital loss carryforward                                                     61        61
   Other                                                                        360        66
                                                                            -------   -------
      Gross deferred tax assets                                               5,075     2,438
   Valuation allowance                                                         (434)      (61)
                                                                            -------   -------
      Gross deferred tax assets, net of valuation allowance                   4,641     2,377
                                                                            -------   -------

Deferred tax liabilities:
   Premises and equipment, principally due to differences in depreciation       (13)      (60)
   Net mark-to-market adjustments                                              (854)   (1,035)
   Net unrealized holding gain on available-for-sale securities                  --      (137)
   Other                                                                         (5)       (5)
                                                                            -------   -------
      Gross deferred tax liabilities                                           (872)   (1,237)
                                                                            -------   -------
Net deferred tax asset                                                      $ 3,769   $ 1,140
                                                                            =======   =======

Based on the Company's historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2009.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company's pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2009.

NOTE 12 - BENEFIT PLANS
-----------------------

The Association has a non-contributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Association contributed $86,000 and $70,000 to the plan during the years ended March 31, 2009 and 2008, respectively. The Association's plan is part of a multi-employer plan for which detail as to the Association's relative position is not readily determinable. Effective January 1, 2006, the Association excluded from membership in the plan those employees hired on or after January 1, 2006. Effective February 1, 2007, the Association ceased benefit accruals under the plan.

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

The following table sets forth information about the Plan as of March 31:

                                                                 2009     2008
                                                                ------   ------
                                                                 (In Thousands)

Change in projected benefit obligation:
   Benefit obligation at beginning of year                      $  156   $  190
   Service cost                                                      4        4
   Interest cost                                                     9        9
   Benefits paid                                                   (12)     (47)
                                                                ------   ------
      Benefit obligation at end of year                            157      156
   Plan assets                                                      --       --
                                                                ------   ------
   Funded status                                                $ (157)  $ (156)
                                                                ======   ======

Amounts recognized in or removed from accumulated other comprehensive loss, before tax effect, consist of the following as of March 31:

                                                                 2009     2008
                                                                ------   ------
                                                                 (In Thousands)

Unrecognized net loss                                           $    5   $   10
Unrecognized prior service cost                                      3       11
                                                                ------   ------
                                                                $    8   $   21
                                                                ======   ======

The accumulated benefit obligation for the Plan was $157,000 and $156,000 at March 31, 2009 and 2008, respectively.

                                                                 2009     2008
                                                                ------   ------
                                                                 (In Thousands)

Components of net periodic cost:
   Service cost                                                 $    4   $    4
   Interest cost                                                     9        9
   Unrecognized net loss                                             5       --
   Unrecognized prior service cost recognized                        8       --
                                                                ------   ------
      Net periodic pension cost                                     26       13
                                                                ------   ------

Other changes in benefit obligations recognized in other
   comprehensive loss:
   Unrecognized net loss                                            (5)      --
   Prior service cost                                               (8)      --
                                                                ------   ------
      Total recognized in other comprehensive loss                 (13)      --
                                                                ------   ------
      Total recognized in net periodic pension cost and
         other comprehensive loss                               $   13   $   13
                                                                ======   ======

The estimated unrecognized loss and prior service cost that will be accreted into accumulated other comprehensive loss from net periodic benefit cost over the year ended March 31, 2010 is $2,000 and $4,000, respectively.

The discount rate used in determining the projected benefit obligation and net periodic benefit cost was 6.0% for the years ended March 31, 2009 and 2008.

Estimated future benefit payments are as follows for the years ended March 31:

                                                          (In Thousands)
   2010                                                       $  18
   2011                                                          18
   2012                                                          18
   2013                                                          18
   2014                                                          18
   2015-2019                                                     90

The Association sponsors a 401(k) Plan whereby the Association matches 50% of the first 6% of employee contributions. During the years ended March 31, 2009 and 2008, the Association contributed $127,000 and $105,000, respectively, under this plan.

The Association has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Association. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 240 months. Following the initial 240 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Association has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policies amounted to $359,000 and $154,000 for the years ended March 31, 2009 and 2008, respectively. A periodic amount is being expensed and accrued to a liability reserve account during the President's active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Association for the years ended March 31, 2009 and 2008 was $275,000 and $269,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2009 and 2008 in the amounts of $1.3 million and $1.0 million, respectively.

The Association formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust's assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets. As of March 31, 2009 and 2008, total assets in the Rabbi Trust were $4.3 million and $4.2 million, respectively.

The Association adopted the Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan (SERP), effective June 4, 2002. The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans. The Board of Directors has designated the President to participate in the Plan. The expense of this plan to the Association for the years ending March 31, 2009 and 2008 is $8,000 and $10,000, respectively.

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

In 2009, the Company adopted EITF Issue 06-4 and recognized a liability for the Company's future postretirement benefit obligations under the President's endorsement split-dollar life insurance arrangement. The Company recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $74,000. The total liability for the arrangements included in other liabilities was $87,000 at March 31, 2009. The expense recognized under this arrangement was $13,000 for fiscal 2009.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2009 and 2008.

                                         2009       2008
                                       --------   --------
Dividend yield                             1.58%      0.89%
Expected life                          10 years   10 years
Expected volatility                        18.0%      13.0%
Risk-free interest rate                    3.18%      4.65%

A summary of the status of the Plans as of March 31, 2009 and 2008 and changes during the years then ended is presented below:

                                                    2009                          2008
                                         --------------------------   ---------------------------
                                                   Weighted-Average              Weighted-Average
                                          Shares    Exercise Price     Shares     Exercise Price
                                         -------   ----------------   --------   ----------------
Outstanding at beginning of year         349,997        $  8.84        356,778       $  8.55
Granted                                    4,000           9.08         15,000         13.29
Exercised                                (20,181)          6.90         (5,683)         6.99
Forfeited                                   (400)         12.84        (16,098)         7.04
                                         -------                      --------
Outstanding at end of year               333,416        $  8.96        349,997         $8.84
                                         =======                      ========

Options exercisable at year-end          246,521                       236,233
Weighted-average fair value of options
   granted during the year               $  2.30                      $   4.20

The following table summarizes information about stock options outstanding as of March 31, 2009:

                Options Outstanding                          Options Exercisable
---------------------------------------------------   --------------------------------
    Number      Weighted-Average                          Number
 Outstanding       Remaining       Weighted-Average    Exercisable    Weighted-Average
as of 3/31/09   Contractual Life    Exercise Price    as of 3/31/09    Exercise Price
-------------   ----------------   ----------------   -------------   ----------------
   180,752          3.9 years          $  6.40           180,752          $  6.40
    25,101          5.1 years             8.17            18,944             8.17
     2,000          6.9 years            10.81             1,200            10.81
   106,563          7.4 years            12.84            42,625            12.84
    15,000          8.1 years            13.29             3,000            13.29
     2,000          9.4 years             9.90               ---              ---
     2,000          9.8 years             8.25               ---              ---
   -------                                               -------
   333,416          5.4 years          $  8.96           246,521          $  7.75
   =======                                               =======

Under the 2003 and 2006 Plans, common stock of the Company may be granted at no cost to employees and outside directors of the Company. Plan participants are entitled to cash dividends and to vote such shares. Such shares vest in five equal annual installments. Upon issuance of shares of restricted stock under the Plans, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year vesting period. In February 2003, 86,251 shares were awarded under the 2003 Plan and in September 2006, 53,189 shares were awarded under the 2006 Plan. The awards vest in installments over five years. The compensation cost that has been charged against income for the granting of stock awards under the plan was $137,000 and $230,000 for the years ended March 31, 2009 and 2008, respectively.

Upon a change in control as defined in the 2003 and 2006 Plans, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and further restrictions lapse.

As of March 31, 2009, there was $275,000 of unrecognized compensation cost related to unvested stock options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN
---------------------------------------

On June 4, 2002, the date the mutual holding company reorganization was consummated, the Association implemented the Enfield Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 2002. On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company (174,768 as adjusted for the 2.3683 share exchange). To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing is currently at an interest rate of 4.75% and is to be repaid in equal annual installments through December 31, 2011. In fiscal 2006, the ESOP purchased 246,068 shares of common stock in the second-step conversion with a $2.5 million loan from the Company, which has a 15 year term at an interest rate of 7.25%. Dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Association to the ESOP are discretionary; however, the Association intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation compared to all other participants. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet. ESOP expense for the years ended March 31, 2009 and 2008 was $308,000 and $399,000, respectively.

The ESOP shares as of March 31 were as follows:

                                                           2009         2008
                                                        ----------   ----------
Allocated shares                                           141,166      117,936
Unreleased shares                                          249,291      283,183
                                                        ----------   ----------
Total ESOP shares                                          390,457      401,119
                                                        ==========   ==========

Fair value of unreleased shares                         $1,500,732   $3,185,809
                                                        ==========   ==========

NOTE 15 - REGULATORY MATTERS
----------------------------

The Company, as a Federal Reserve multi-bank holding company with assets greater than $500 million, is subject to capital requirements administered by the Federal Reserve. The Association and Bank (collectively "Subsidiaries") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Subsidiaries' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted tangible assets (as defined), Tangible capital (as defined) to Tangible assets (as defined) and Tier 1 capital (as defined in the regulations) to average assets (as defined). Management believes, as of March 31, 2009 and 2008, that the Company and the Subsidiaries meet all capital adequacy requirements to which they are subject.

The Company's actual capital amounts and ratios are also presented in the table.

                                                                                        To Be Well
                                                                                    Capitalized Under
                                                                   For Capital      Prompt Corrective
                                                   Actual       Adequacy Purposes   Action Provisions
                                              ---------------   -----------------   -----------------
                                               Amount   Ratio    Amount     Ratio   Amount      Ratio
                                              -------   -----   -------    ------   ------      -----
                                                           (Dollar amounts in thousands)
As of March 31, 2009:

   Total Capital (to Risk Weighted Assets)    $52,435   13.28%  $31,576    >= 8.0%     N/A        N/A
   Tier 1 Capital (to Risk Weighted Assets)    47,481   12.03    15,788    >= 4.0      N/A        N/A
   Tier 1 Capital (to Average Assets)          47,481    8.78    21,623    >= 4.0      N/A        N/A

As of March 31, 2009, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Core and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                          To Be Well
                                                                                      Capitalized Under
                                                                     For Capital      Prompt Corrective
                                                     Actual       Adequacy Purposes   Action Provisions
                                                ---------------   -----------------   -----------------
                                                 Amount   Ratio    Amount     Ratio    Amount    Ratio
                                                -------   -----   -------    ------   -------   -------
                                                             (Dollar Amounts in Thousands)
As of March 31, 2009:

   Total Capital (to Risk Weighted Assets)      $26,756   12.19%  $17,564    >= 8.0%  $21,956   >= 10.0%
   Tangible Capital (to Tangible Assets)         24,502    7.52     4,887    >= 1.5       N/A       N/A
   Core Capital (to Adjusted Tangible Assets)    24,502    7.52    13,031    >= 4.0    16,289   >=  5.0
   Tier 1 Capital (to Risk Weighted Assets)      24,502   11.16       N/A       N/A    13,173   >=  6.0

As of March 31, 2008:

   Total Capital (to Risk Weighted Assets)      $27,376   14.13%  $15,504    >= 8.0%  $19,381   >= 10.0%
   Tangible Capital (to Tangible Assets)         25,300    8.80     4,313    >= 1.5       N/A       N/A
   Core Capital (to Adjusted Tangible Assets)    25,300    8.80    11,502    >= 4.0    14,378   >=  5.0
   Tier 1 Capital (to Risk Weighted Assets)      25,300   13.05       N/A       N/A    11,628   >=  6.0

The Association will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Association to be reduced below the amount required under OTS rules and regulations.

As of March 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                          To Be Well
                                                                                      Capitalized Under
                                                                     For Capital      Prompt Corrective
                                                      Actual      Adequacy Purposes   Action Provisions
                                                ---------------   -----------------   -----------------
                                                 Amount   Ratio    Amount     Ratio    Amount    Ratio
                                                -------   -----   -------    ------   -------   -------
                                                             (Dollar amounts in thousands)
As of March 31, 2009:

   Total Capital (to Risk Weighted Assets)      $22,882   11.56%  $15,841    >= 8.0%  $19,802   >= 10.0%
   Tier 1 Capital (to Risk Weighted Assets)      20,385   10.29     7,921    >= 4.0    11,881   >=  6.0
   Tier 1 Capital (to Average Assets)            20,385    8.98     9,076    >= 4.0    11,345   >=  5.0

As of March 31, 2008:

   Total Capital (to Risk Weighted Assets)      $26,256   14.33%  $14,658    >= 8.0%  $18,322   >= 10.0%
   Tier 1 Capital (to Risk Weighted Assets)      24,286   13.25     7,329    >= 4.0    10,993   >=  6.0
   Tier 1 Capital (to Average Assets)            24,286   11.56     8,402    >= 4.0    10,502   >=  5.0

NOTE 16 - (LOSS) EARNINGS PER SHARE (EPS)
-----------------------------------------

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net (loss) income are as follows:

                                                                   Income           Shares      Per-Share
                                                                 (Numerator)    (Denominator)     Amount
                                                               --------------   -------------   ---------
                                                               (In Thousands)
Year ended March 31, 2009
   Basic EPS
      Net loss and loss available to common stockholders          $(1,802)        5,646,911      $(0.32)
      Effect of dilutive securities options                            --                --
                                                                  -------         ---------
   Diluted EPS
      Income available to common stockholders and
         assumed conversions                                      $(1,802)        5,646,911      $(0.32)
                                                                  =======         =========

Year ended March 31, 2008
   Basic EPS
      Net income and income available to common stockholders      $ 1,215         5,620,196      $ 0.22
      Effect of dilutive securities options                            --           160,153
                                                                  -------         ---------
   Diluted EPS
      Income available to common stockholders and
         assumed conversions                                      $ 1,215         5,780,349      $ 0.21
                                                                  =======         =========

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2011 and 2031. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2009:

           Year Ended March 31                           (In Thousands)
           -------------------
              2010                                          $     816
              2011                                                827
              2012                                                869
              2013                                                832
              2014                                                806
              Thereafter                                        8,935
                                                            ---------
                 Total minimum lease payments               $  13,085
                                                            =========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $895,000 and $788,000 for the years ended March 31, 2009 and 2008, respectively.

NOTE 18 - FAIR VALUE MEASUREMENTS
---------------------------------

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No.
115. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value for March 31, 2009.

The Company's cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company's investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument's terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

The following summarizes assets measured at fair value for the period ending March 31, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

                                           Fair Value Measurements at Reporting Date Using:
                                ---------------------------------------------------------------------
                                                  Quoted Prices in       Significant      Significant
                                                 Active Markets for   Other Observable   Unobservable
                                                  Identical Assets          Inputs          Inputs
                                March 31, 2009        Level 1             Level 2           Level 3
                                --------------   ------------------   ----------------   ------------
                                                           (In Thousands)
Securities available-for-sale     $   71,821          $   1,473           $  70,348        $     --
Impaired securities included
  in other assets                        670                 --                 670              --
Impaired loans                         3,596                 --               3,596              --
                                  ----------          ---------           ---------        --------
     Totals                       $   76,087          $   1,473           $  74,614        $     --
                                  ==========          =========           =========        ========

The following are carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31:

                                                                     2009                     2008
                                                            ----------------------   ----------------------
                                                             Carrying    Estimated    Carrying    Estimated
                                                              Amount    Fair Value     Amount    Fair Value
                                                            ---------   ----------   ---------   ----------
                                                                              (In Thousands)
Financial assets:
   Cash and cash equivalents                                $  41,433   $   41,433   $  36,239   $   36,239
   Interest-bearing time deposits with other banks                 99           99         693          693
   Available-for-sale securities                               71,821       71,821      63,544       63,544
   Federal Home Loan Bank stock                                 3,896        3,896       3,571        3,571
   Loans, net                                                 413,566      415,595     371,769      375,982
   Other investment securities                                    670          670       3,400        3,400
   Accrued interest receivable                                  2,321        2,321       2,165        2,165
   Due from broker                                                 --           --         714          714

Financial liabilities:
   Deposits                                                   419,436      421,925     370,312      372,478
   Advanced payments by borrowers for taxes and insurance         953          953         909          909
   FHLB advances                                               66,833       69,523      61,928       63,953
   Securities sold under agreements to repurchase              12,069       12,071       8,555        8,558
   Subordinated debentures                                      3,901        1,709       3,893        3,094
   Due to broker                                                  715          715         653          653

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except for other investments, due from broker and due to broker which are included in other assets and other liabilities. Accounting policies related to financial instruments are described in Note 2.

NOTE 19 - OTHER COMPREHENSIVE (LOSS) INCOME
-------------------------------------------

Other comprehensive (loss) income for the years ended March 31, 2009 and 2008 are as follows:

                                                                           March 31, 2009
                                                                 ---------------------------------
                                                                 Before Tax     Tax     Net of Tax
                                                                   Amount     Effects     Amount
                                                                 ----------   -------   ----------
                                                                           (In Thousands)
Net unrealized holding losses on available-for-sale securities     $ (807)    $   314     $ (493)
Reclassification adjustment for realized gains in net income         (189)         73       (116)
Other comprehensive benefit - director fee continuation plan           13          (5)         8
                                                                   ------     -------     ------
Total                                                              $ (983)    $   382     $ (601)
                                                                   ======     =======     ======

                                                                           March 31, 2008
                                                                 ---------------------------------
                                                                 Before Tax     Tax     Net of Tax
                                                                   Amount     Effects     Amount
                                                                 ----------   -------   ----------
                                                                           (In Thousands)
Net unrealized holding gains on available-for-sale securities      $  824      $ (321)    $  503
Reclassification adjustment for realized losses in net income          93         (36)        57
                                                                   ------      ------     ------
Total                                                              $  917      $ (357)    $  560
                                                                   ======      ======     ======

Accumulated other comprehensive (loss) income consists of the following as of March 31:

                                                                      2009     2008
                                                                    -------   ------
                                                                     (In thousands)
Net unrealized holding (losses) gains on available-for-sale
   securities, net of taxes (1)                                     $  (394)  $  215
Unrecognized director fee plan benefits, net of tax                      (5)     (13)
                                                                    -------   ------
Total                                                               $  (399)  $  202
                                                                    =======   ======

(1) The March 31, 2009 ending balance includes $206,000 of unrealized losses in which other-than-temporary impairment has been recognized.

NOTE 20 - OFF-BALANCE SHEET ACTIVITIES
--------------------------------------

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2009 and 2008, the maximum potential amount of the Company's obligation was $1.7 million and $2.0 million, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                                 2009      2008
                                                               -------   -------
                                                                (In Thousands)
Commitments to originate loans                                 $ 6,116   $ 8,305
Standby letters of credit                                        1,692     2,012
Unadvanced portions of loans:
   Construction                                                  8,414     9,233
   Home equity                                                   8,757     8,088
   Commercial lines of credit                                   26,181    19,473
Overdraft protection lines                                       2,986     2,997
                                                               -------   -------
                                                               $54,146   $50,108
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

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                                 Balance Sheets
                                 --------------
                                 (In Thousands)

                                                                                   March 31,
                                                                            --------------------
ASSETS                                                                         2009       2008
------                                                                      --------    --------
Cash on deposit with Enfield Federal Savings and Loan Association           $  2,093    $  1,762
Investment in subsidiaries                                                    61,353      67,197
Loans to ESOP                                                                  2,406       2,593
Accrued interest receivable                                                       83          46
Other assets                                                                   1,618       1,100
Due from subsidiary                                                              479         109
                                                                            --------    --------
   Total assets                                                              $68,032    $ 72,807
                                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                                           $     74    $     70
Subordinated debentures                                                        3,901       3,893
Deferred tax liability                                                           103         107
Stockholders' equity                                                          63,954      68,737
                                                                            --------    --------
   Total liabilities and stockholders' equity                               $ 68,032    $ 72,807
                                                                            ========    ========

                              Statements of Income
                              --------------------
                                 (In Thousands)

                                                                             For the Years Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              2009        2008
                                                                            --------    --------
Dividend from subsidiaries                                                  $  4,000    $ 19,000
Interest income                                                                  213         432
                                                                            --------    --------
Total interest and dividend income                                             4,213      19,432
Interest expense                                                                 273         195
                                                                            --------    --------
Net interest and dividend income                                               3,940      19,237
Other expense                                                                    452         263
                                                                            --------    --------
Income before income tax benefit and equity in
   undistributed net loss of subsidiaries                                      3,488      18,974
Income tax benefit                                                              (118)         (9)
                                                                            --------    --------
Income before equity in undistributed net loss of subsidiaries                 3,606      18,983
Equity in undistributed net loss of subsidiaries                              (5,408)    (17,768)
                                                                            --------    --------
Net (loss) income                                                           $ (1,802)   $  1,215
                                                                            ========    ========

                          NEW ENGLAND BANCSHARES, INC.
                          ----------------------------
                              (Parent Company Only)

                            Statements of Cash Flows
                            ------------------------
                                 (In Thousands)

                                                                                              For the Years Ended
                                                                                                   March 31,
                                                                                              --------------------
                                                                                                2009        2008
                                                                                              --------    --------
Cash flows from operating activities:
   Net (loss) income                                                                          $ (1,802)   $  1,215
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Amortization of fair value adjustments                                                         8           5
      (Increase) decrease in accrued interest receivable                                           (37)          2
      Decrease in due from subsidiaries                                                             --         898
      Increase in other assets                                                                    (518)       (741)
      Decrease in other liabilities                                                                 --        (101)
      Undistributed net loss of subsidiaries                                                     5,408      17,768
                                                                                              --------    --------

   Net cash provided by operating activities                                                     3,059      19,046
                                                                                              --------    --------

Cash flows from investing activities:
      Investment in subsidiaries                                                                    --     (12,000)
      Cash issued in acquisition                                                                    --     (12,424)
      Principal payments received on loans to ESOP                                                 187         177
                                                                                              --------    --------

   Net cash provided by (used in) investing activities                                             187     (24,247)
                                                                                              --------    --------

Cash flows from financing activities:
      Purchase of treasury stock                                                                (2,204)     (3,772)
      Exercise of stock options                                                                    139          40
      Payment of cash dividends on common stock                                                   (850)       (681)
                                                                                              --------    --------

      Net cash used in financing activities                                                     (2,915)     (4,413)
                                                                                              --------    --------

Net increase (decrease) in cash and cash equivalents                                               331      (9,614)
Cash and cash equivalents at beginning of year                                                   1,762      11,376
                                                                                              --------    --------
Cash and cash equivalents at end of year                                                      $  2,093    $  1,762
                                                                                              ========    ========

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2009, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control--Integrated Framework.

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

      (c) There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control financial reporting,

ITEM 9B.  OTHER INFORMATION

      None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

      The information relating to the directors of the Company is incorporated herein by reference to the sections captioned "Corporate Governance--Committees of the Board of Directors" and "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

Name                  Age(1)                     Position(s)
-----                 ------   ---------------------------------------------------------
David J. O'Connor       62     Chief Executive Officer and Director of New England
                                  Bancshares and Chief Executive Officer, President and
                                  Director of Enfield Federal
Michael J. Marcucci     47     Executive Vice President and Chief Risk Officer
Scott D. Nogles         39     Executive Vice President and Chief Financial Officer
                                  of New England Bancshares and Enfield Federal
                               Executive Vice President and Chief Loan Officer of Enfield
John F. Parda           60        Federal

----------
(1)   As of March 31, 2009.

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

      Michael J. Marcucci. Mr. Marcucci joined New England Bancshares in 2008 as Executive Vice President and Chief Risk Officer. Before joining New England Bancshares, he was Senior Vice President of Credit Administration at Webster Bank from 2003 to 2008.

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

Compliance with Section 16(a) of the Exchange Act

      Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

Disclosure of Code of Ethics and Business Conduct

      For information concerning the Company's code of ethics, the information contained under the section captioned "Corporate Governance--Code of Ethics and Business Conduct" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference. A copy of the code of ethics and business conduct is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 855 Enfield Street, Enfield, Connecticut 06082.

Corporate Governance

      For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance - Committees of the Board of Directors - Audit Committee" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to the sections captioned "Corporate Governance - Directors' Compensation" and "Executive Compensation" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      (a)   Security Ownership of Certain Beneficial Owners

            Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

      (c)   Changes in Control

            Management of New England Bancshares knows of no arrangements, including any pledge by any person of securities of New England Bancshares, the operation of which may at a subsequent date result in a change in control of the registrant.

      (d)   Equity Compensation Plan Information

      The following table provides information as of March 31, 2009 for compensation plans under which equity securities may be issued.

---------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                             remaining available for
                                 Number of Securities to be    Weighted-average exercise      future issuance under
                                   issued upon exercise of       price of outstanding       equity compensation plans
                                    outstanding options,         options, warrants and        (excluding securities
        Plan category                warrants and rights                rights              reflected in column (a))
                                             (a)                          (b)                           (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               333,416                       $8.96                       190,389
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                    --                          --                            --
---------------------------------------------------------------------------------------------------------------------
Total                                      333,416                       $8.96                       190,389
---------------------------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

Certain Relationships and Related Transactions

      For information regarding certain relationships and related transactions, the section captioned "Transactions with Related Persons" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

      For information regarding director independence, the section captioned "Proposal 1 - Election of Directors" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information relating to the Company's principal accountant fees and services is incorporated herein by reference to the section captioned "Proposal 2--Ratification of Independent Auditors" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      2.1 Agreement and Plan of Merger, dated November 21, 2006, by and among, New England Bancshares, Inc., New England Bancshares Acquisition, Inc. and First Valley Bancorp, Inc. (1)

      2.2 Agreement and Plan of Merger by and among New England Bancshares, Inc., Valley Bank and The Apple Valley Bank & Trust Company, dated as of January 14, 2009. (2)

      3.1   Articles of Incorporation of New England Bancshares, Inc. 3)

      3.2   Bylaws of New England Bancshares, Inc. (3)

      4.0   Specimen stock certificate of New England Bancshares, Inc. (3)

      10.1 Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust(4)

      10.2 Employment Agreement by and between Enfield Federal Savings and Loan Association and David J. O'Connor (5)

      10.3 Amended and Restated Employment Agreement by and among Enfield Federal Savings and Loan Association and David J. O'Connor.

      10.4 Employment Agreement by and between New England Bancshares, Inc. and David J. O'Connor (5)

      10.5 Amended and Restated Employment Agreement by and among New England Bancshares, Inc. and David J. O'Connor.

      10.6 Form of Enfield Federal Savings and Loan Association Employee Severance Compensation Plan(4)

      10.7 Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (4)

      10.8 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (6)

      10.9 Form of Enfield Federal Savings and Loan Association Supplemental Executive Retirement Plan(4)

      10.10 Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan (4)

      10.11 Split Dollar Arrangement with David J. O'Connor (4)

      10.12 New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated (8)

      10.13 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and John F. Parda, as amended and restated (9)

      10.14 First Amendment to Amended and Restated Change in Control Agreement by and among Enfield Federal Savings and Loan Association and John Parda.

      10.15 Change in Control Agreement by and among Enfield Federal Savings and Loan Association, New England Bancshares, Inc. and Scott D. Nogles, as amended and restated (9)

      10.16 First Amendment to Amended and Restated Change in Control Agreement by and among Enfield Federal Savings and Loan Association and Scott
            D. Nogles.

      10.17 One Year Change in Control Agreement by and between Enfield Federal Savings and Loan Association and Michael J. Marcucci.

      10.18 First Amendment to Two Year Change in Control Agreement by and among Valley Bank and Anthony M. Mattioli.

      10.19 Lease agreement with Troiano Professional Center, LLC (7)

      23.1  Consent of Shatswell, MacLeod & Company, P.C.

      31.1  Rule 13a-14(a) /15d-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) /15d-14(a) Certification of Chief Financial Officer

      32.1  Section 1350 Certification of Chief Executive Officer

      32.2  Section 1350 Certification of Chief Financial Officer

      ----------
      (1) Incorporated by reference into this document from the exhibits to the Current Report on Form 8-K filed on November 28, 2006.

      (2) Incorporated by reference into this document from the exhibits to the Current Report on Form 8-K filed on January 16, 2009.

      (3) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.

      (4) Incorporated by reference into this document from the Company's Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.

      (5) Incorporated herein by reference into this document from the exhibits to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005.

      (6) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2006.

      (7) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2005.

      (8) Incorporated by reference from the Proxy Statement for the 2003 Special Meeting of Stockholders.

      (9) Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2007.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        New England Bancshares, Inc.

Date: June 26, 2009                     By: /s/ David J. O'Connor
                                            ------------------------------------
                                            David J. O'Connor
                                            Chief Executive Officer
                                            and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ David J. O'Connor                     /s/ Scott D. Nogles
--------------------------------------    --------------------------------------
David J. O'Connor, Chief Executive        Scott D. Nogles, Executive Vice
   Officer and Director (principal           President and Chief Financial
   executive officer)                        Officer (principal financial and
                                             accounting officer)
Date: June 26, 2009                       Date: June 26, 2009

/s/ Thomas O. Barnes                      /s/ Lucien P. Bolduc
--------------------------------------    --------------------------------------
Thomas O. Barnes, Director                Lucien P. Bolduc, Director
Date: June 26, 2009                       Date: June 26, 2009

/s/ Edmund D. Donovan                     /s/ Peter T. Dow
--------------------------------------    --------------------------------------
Edmund D. Donovan, Director               Peter T. Dow, Chairman of the Board
Date: June 26, 2009                       Date: June 26, 2009

/s/ William C. Leary, Esq.                /s/ Myron J. Marek
--------------------------------------    --------------------------------------
William C. Leary, Director                Myron J. Marek, Director
Date: June 26, 2009                       Date: June 26, 2009

/s/ Dorothy K. McCarty                    /s/ Richard M. Tatoian, Esq.
--------------------------------------    --------------------------------------
Dorothy K. McCarty, Director              Richard M. Tatoian, Esq., Director
Date: June 26, 2009                       Date: June 26, 2009

/s/ David J. Preleski, Esq.               /s/ Richard K. Stevens
--------------------------------------    --------------------------------------
David J. Preleski, Director               Richard K. Stevens, Director
Date: June 26, 2009                       Date: June 26, 2009