Form 10-Q
period 2009-06-30
New England Bancshares, Inc.
filed 2009-08-13
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-51589

                          NEW ENGLAND BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

   Maryland                                                   04-3693643
--------------------------------------------------------------------------------
 (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                       Identification No.)


 855 Enfield Street, Enfield, Connecticut                        06082
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated____ filer Accelerated filer____ Non-accelerated filer Smaller Reporting Company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The Issuer had 6,391,156 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2009.

                                    NEW ENGLAND BANCSHARES, INC.
                                                               FORM 10-Q

                                                                 INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2009 (Unaudited)
          and March 31, 2009 ................................................ 1

          Condensed Consolidated Statements of Income for the
          Three Months Ended June 30, 2009 and 2008 (Unaudited) ............. 2

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended June 30, 2009 and 2008 (Unaudited) ............. 3

          Notes to Condensed Consolidated Financial Statements (Unaudited) .. 5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........19

Item 4T.  Controls and Procedures ...........................................20

PART II:  OTHER INFORMATION

Item 1... Legal Proceedings .................................................21

Item 1A  Risk Factors ........................................................21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .......23

Item 3.   Defaults Upon Senior Securities ...................................23

Item 4.   Submission of Matters to a Vote of Security Holders ...............23

Item 5.   Other Information .................................................23

Item 6.   Exhibits ..........................................................24

SIGNATURES ..................................................................24

                          Part I. FINANCIAL INFORMATION

 Item 1. Financial Statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                               June 30,   March 31,
                                                                                2009        2009
                                                                            -----------   ---------
ASSETS                                                                      (Unaudited)

Cash and due from banks ..................................................   $  10,974    $   7,872
Interest-bearing demand deposits with other banks ........................      57,249       33,554
Money market mutual funds ................................................          86            7
                                                                             ---------    ---------
      Total cash and cash equivalents ....................................      68,309       41,433
Interest-bearing time deposits with other banks ..........................       1,599           99
Investments in available-for-sale securities, at fair value ..............      62,714       71,821
Federal Home Loan Bank stock, at cost ....................................       4,396        3,896
Loans, net of allowance for loan losses of $6,452 as of June 30, 2009
             and $6,458 as of March 31, 2009 .............................     489,076      413,566
Premises and equipment, net ..............................................       7,809        5,990
Other real estate owned ..................................................       1,087          141
Accrued interest receivable ..............................................       2,520        2,321
Deferred income taxes, net ...............................................       5,600        3,769
Cash surrender value of life insurance ...................................       9,295        9,211
Identifiable intangible assets ...........................................       2,042        2,165
Goodwill .................................................................      16,384       14,701
Other assets .............................................................       4,063        2,551
                                                                             ---------    ---------
      Total assets .......................................................   $ 674,894    $ 571,664
                                                                             =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .................................................   $  48,954    $  37,483
     Interest-bearing ....................................................     465,262      381,953
                                                                             ---------    ---------
         Total deposits ..................................................     514,216      419,436
Advanced payments by borrowers for taxes and insurance ...................       2,132          953
Federal Home Loan Bank advances ..........................................      66,033       66,833
Subordinated debentures ..................................................       3,904        3,901
Securities sold under agreements to repurchase ...........................      17,180       12,069
Other liabilities ........................................................       4,706        4,518
                                                                             ---------    ---------
      Total liabilities ..................................................     608,171      507,710
                                                                             =========    =========
  Stockholders' Equity:
     Preferred stock, par value $.01 per share: 1,000,000 shares
     authorized;none issued ..............................................          --           --
     Common stock, par value $.01 per share: 19,000,000 shares authorized;
             6,938,087 shares issued at June 30, 2009 and 6,420,891
             shares issued at March 31, 2009 .............................          69           64
     Paid-in capital .....................................................      59,758       56,551
     Retained earnings ...................................................      16,036       16,329
     Unearned ESOP shares, 249,291 shares at June 30, 2009 and
               March 31, 2009 ............................................      (2,190)      (2,190)
     Treasury stock, 546,931 shares at June 30, 2009 and 536,931
               shares at March 31, 2009 ..................................      (5,803)      (5,742)
     Unearned shares, stock-based plans, 57,259 shares at June 30,
               2009 and March 31, 2009 ...................................        (625)        (659)
     Accumulated other comprehensive loss ................................        (522)        (399)
                                                                             ---------    ---------
        Total stockholders' equity .......................................      66,723       63,954
                                                                             ---------    ---------
        Total liabilities and stockholders' equity .......................   $ 674,894    $ 571,664
                                                                             =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                          Three Months Ended
                                                                               June 30,
                                                                          2009        2008
 Interest and dividend income:
       Interest on loans .............................................   $ 6,507    $ 6,102
       Interest and dividends on securities:
          Taxable ....................................................       672        743
          Tax-exempt .................................................       155        169
       Interest on federal funds sold, interest-bearing deposits and
        dividends on money market mutual funds .......................        46        175
                                                                         -------    -------
          Total interest and dividend income .........................     7,380      7,189
                                                                         -------    -------

 Interest expense:
       Interest on deposits ..........................................     2,692      2,524
       Interest on advanced payments by borrowers for
             taxes and insurance .....................................         4          4
       Interest on Federal Home Loan Bank advances ...................       689        679
       Interest on subordinated debentures ...........................        68         68
       Interest on securities sold under agreements to repurchase ....        44         37
                                                                         -------    -------
          Total interest expense .....................................     3,497      3,312
                                                                         -------    -------
          Net interest and dividend income ...........................     3,883      3,877
 Provision for loan losses ...........................................       680        148
                                                                         -------    -------
          Net interest and dividend income after provision for loan
            losses ...................................................     3,203      3,729
                                                                         -------    -------
 Noninterest income:
       Service charges on deposit accounts ...........................       254        269
       Gain on securities, net .......................................        59          8
       Gain on sale of loans .........................................         5         12
       Increase in cash surrender value of life insurance policies            84         84
       Impairment loss on securities (includes total losses of $251,
           net of $234 recognized in other comprehensive loss, pretax)       (17)        --
       Other income ..................................................       302         94
                                                                         -------    -------
          Total noninterest income ...................................       687        467
                                                                         -------    -------
 Noninterest expense:
       Salaries and employee benefits ................................     1,858      1,915
       Occupancy and equipment expense ...............................       718        712
       Advertising and promotion .....................................        38         93
       Professional fees .............................................       298        124
       Data processing expense .......................................       150        109
       FDIC insurance assessment .....................................       540         38
       Stationery and supplies .......................................        35         36
       Amortization of identifiable intangible assets ................       123        134
       Other expense .................................................       533        383
                                                                         -------    -------
          Total noninterest expense ..................................     4,293      3,544
                                                                         -------    -------
          (Loss) income before income taxes ..........................      (403)       652
 Income tax (benefit) expense ........................................      (222)       200
                                                                         -------    -------
          Net (loss) income ..........................................   $  (181)   $   452
                                                                         =======    =======

    (Loss) earnings per share:
             Basic ...................................................   $ (0.03)   $  0.08
             Diluted .................................................   $ (0.03)   $  0.08
    Dividends per share ..............................................   $  0.02    $  0.03


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                   2009           2008
                                                                                -----------   ---------
Cash flows from operating activities:
       Net (loss) income ......................................................   $   (181)   $    452
       Adjustments to reconcile net (loss) income to net cash provided by (used
       in)operating activities:
             Net amortization of fair value adjustments .......................          2           5
             Accretion of securities, net .....................................        (30)        (13)
             Gain on sales and calls of investments, net ......................        (59)         (8)
             Writedown of available-for-sale securities .......................         17          --
             Provision for loan losses ........................................        680         148
             Gain on sale of loans, net .......................................         (5)        (12)
             Change in deferred loan origination costs, net ...................        (13)        (55)
             Depreciation and amortization ....................................        217         221
             Decrease (increase) in accrued interest receivable ...............         40        (201)
             Deferred income tax expense (benefit) ............................        219        (236)
             Increase in cash surrender value of life insurance policies ......        (84)        (83)
             Increase in prepaid expenses and other assets ....................     (1,430)     (1,990)
             Amortization of identifiable intangible assets ...................        123         134
             Increase in accrued expenses and other liabilities ...............        500          41
             Compensation cost for stock option plan ..........................         31          32
             Compensation cost for stock-based incentive plan .................         34          35
                                                                                  --------    --------

       Net cash provided by (used in) operating activities ....................         61      (1,530)
                                                                                  --------    --------

 Cash flows from investing activities:
             Purchases of available-for-sale securities .......................     (7,527)    (19,534)
             Proceeds from sales of available-for-sale securities .............      6,176         709
             Proceeds from maturities of available-for-sale securities ........     12,614       3,923
             Purchases of Federal Home Loan Bank stock ........................        (35)         --
             Purchases of interest-bearing time deposits with other banks .....     (1,500)         --
             Cash and cash equivalents acquired from Apple Valley Bank & Trust,
               net of cash paid to shareholders ...............................     10,289          --
             Proceeds from maturities of interest bearing time deposits with
               other banks ....................................................         --         396
             Loan originations and principal collections, net .................        878     (11,925)
             Purchases of loans ...............................................    (17,256)         --
             Loans sold .......................................................         --       3,039
             Investments in life insurance policies ...........................         --          (5)
             Capital expenditures - premises and equipment ....................       (160)        (71)
                                                                                  --------    --------

             Net cash provided by (used in) investing activities ..............      3,479     (23,468)
                                                                                  --------    --------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                   (continued)

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                   2009           2008
                                                                                ------------  ------------


 Cash flows from financing activities:
             Net increase in demand, NOW, MMDA and savings accounts ........     13,046       7,459
             Net increase in time deposits .................................      5,354      13,827
             Net increase in advanced payments by borrowers for taxes and
                insurance ..................................................        799         776
             Principal payments on Federal Home Loan Bank long-term advances       (801)       (782)
             Net increase in securities sold under agreement to repurchase .      5,111          32
             Purchase of treasury stock ....................................        (61)     (1,240)
             Exercise of stock options .....................................         --         140
             Payments of cash dividends on common stock ....................       (112)       (183)
                                                                               --------    --------

 Net cash provided by financing activities .................................     23,336      20,029
                                                                               --------    --------

 Net increase (decrease) in cash and cash equivalents ......................     26,876      (4,969)
 Cash and cash equivalents at beginning of period ..........................     41,433      36,239
                                                                               --------    --------
 Cash and cash equivalents at end of period ................................   $ 68,309    $ 31,270
                                                                               ========    ========
 Supplemental disclosures:
             Interest paid .................................................      3,391       3,371
             Income taxes paid .............................................        241         312
             Decrease in due to broker .....................................        715         653
             Decrease in due from broker ...................................         --         714
             Loan transferred to other real estate owned ...................        441          --

 Acquisition of Apple Valley Bank & Trust:
   Assets acquired

             Cash and cash equivalents .....................................     13,220    $     --
             Investments in available-for-sale securities ..................      3,004          --
             Federal Home Loan Bank stock, at cost .........................        465          --
             Loans, net of allowance for loan losses .......................     60,233          --
             Premises and equipment, net ...................................      1,881          --
             Other real estate owned .......................................        505          --
             Accrued interest receivable ...................................        239          --
             Deferred income taxes, net ....................................      1,968          --
             Other assets ..................................................         77          --
                                                                               --------    --------
   Total assets acquired ...................................................     81,592          --
                                                                               --------    --------
   Liabilities assumed
             Deposits ......................................................     76,380          --
             Advanced payments by borrowers for taxes and insurance ........        380          --
             Other liabilities .............................................        403          --
                                                                               --------    --------
   Total liabilities assumed ...............................................     77,163          --
                                                                               --------    --------

 Net assets acquired .......................................................      4,429          --

 Acquisition costs .........................................................      6,112          --
                                                                               --------    --------
 Goodwill ..................................................................      1,683    $     --


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          NEW ENGLAND BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Organization

      New England Bancshares, Inc. New England Bancshares, Inc. (the "Company") is a Maryland corporation which was organized in December 2005 to be the holding company parent of Enfield Federal Savings and Loan Association ("Enfield Federal"), following the completion of the "second-step" mutual-to-stock conversion of Enfield Mutual Holding Company. As a part of the second-step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into Enfield Federal. Shareholders of the Company immediately prior to the completion of the second-step conversion received
2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued.

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

      On July 12, 2007 the Company acquired Valley Bank, Bristol, Connecticut, through a merger with Valley Bank's holding company, First Valley Bancorp. Under the terms of the transaction, shareholders of First Valley Bancorp received
0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock for a total of 1,068,625 shares and $10.8 million. In addition, the Company incurred cash payments for deal expenses, payout of stock options and employee expenses totaling $2.4 million, creating $13.6 million of goodwill, none of which is deductible for tax purposes. As a result of the acquisition of Valley Bank, the Company became the holding company for both Enfield Federal, a federal savings bank, and Valley Bank, a Connecticut chartered commercial bank.

      On May 1, 2009, the Company merged Enfield Federal with and into Valley Bank, and renamed the surviving Connecticut chartered commercial bank "New England Bank", (the "Subsidiary Merger"). The Company retained the name of each bank at their respective branches and operates the branches as divisions of New England Bank (the "Bank"). The Subsidiary Merger was designed to improve the efficiencies of the Company by eliminating the additional regulatory and administrative costs of maintaining two separately chartered banking subsidiaries with similar products, services and operations. The consolidation will allow the Company to reduce its operating expenses while maintaining the financial products and services offered by both banks. The combined structure will also assist the combined bank in offering a higher level of customer service.

      On June 8, 2009 the Company acquired Apple Valley Bank & Trust Company ("Apple Valley Bank") of Cheshire, Connecticut, through the merger of Apple Valley Bank with and into New England Bank. Under the terms of the merger, shareholders of Apple Valley Bank were entitled to elect to receive either one share of New England Bancshares common stock or $8.50 in cash for each share of Apple Valley Bank common stock, subject to an aggregate allocation of

60% stock and 40% cash. The Company retained the name of Apple Valley Bank at the acquired branches and operates the branches as a division of the Bank.


      New England Bank. The Bank, incorporated in 2009, is a Connecticut state chartered commercial bank headquartered in Enfield, Connecticut. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At June 30, 2009, the Bank operated from fifteen locations in Connecticut. Unless otherwise specified, references to the "Bank" in this quarterly report on Form 10-Q shall include Valley Bank, Enfield Federal and Apple Valley Bank prior to the Subsidiary Merger and the merger with Apple Valley Bank.

NOTE 2 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the operating results to be expected for the year ending March 31, 2010 or any interim period.

      While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in New England Bancshares' Form 10-K for the year ended March 31, 2009.

      The condensed consolidated balance sheet as of March 31, 2009 was derived from the audited financial statements of New England Bancshares, Inc., but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 - Earnings Per Share (EPS)

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no anti-dilutive shares at June 30, 2009 as the Company reported a net loss, and 125,563 anti-dilutive shares for the three months ended June 30, 2008. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Bank's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

                                                           Quarter Ended
                                                             June 30,
                                                  -----------------------------
(In thousands, except per share data)                 2009               2008
                                                  --------------     ----------
Net (loss) income ....................               $  (181)          $   452
Weighted average common shares
  outstanding for computation of basic
  EPS ................................                 5,740             5,708

Effect of dilutive stock options and
  stock awards .......................                    --               124
Weighted average common shares for
  computation of diluted EPS .........                  5,740            5,832
(Loss) earnings per share:
  Basic ..............................               $ (0.03)          $  0.08
  Diluted ............................               $ (0.03)          $  0.08


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

      In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this FSP effective January 1, 2009, resulting in a reduction in OTTI charges recorded in earnings of $206,000 and $28,000, pre-tax, during the year ended March 31, 2009 and the three months ended June 30, 2009, respectively. See Note 6 - Other-Than-Temporary Impairment Losses for expanded disclosures related to this FSP.


NOTE 5 - Stock-Based Incentive Plan

      At June 30, 2009, the Company maintained a stock-based incentive plan and an equity incentive plan. The Company currently accounts for the plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123, (amended 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R required the Company to recognize the cost resulting from all share-based payment transactions in the consolidated financial statements as of the beginning of the first annual reporting period that began after December 15, 2005. For the three months ended June 30, 2009 and 2008, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the three months ended June 30, 2009 and 2008 for the granting of stock options under the plans was $31,000 and $32,000, respectively. During the three months ended June 30, 2009, the Company did not grant any stock options.

      The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the three months ended June 30, 2009 and 2008 was $34,000 and $35,000, respectively.

NOTE 6 - Other-Than-Temporary Impairment Losses

      The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at June 30, 2009:


                                               Less than 12 Months        12 Months or Longer         Total
                                              ----------------------     --------------------    -------------------
                                                Fair      Unrealized       Fair    Unrealized      Fair   Unrealized
                                               Value        Losses        Value      Losses       Value     Losses
                                               -----        ------        -----      ------       -----     ------
                                                                          (In Thousands)
Debt securities issued by states of the
   United States and political subdivisions
   of the states                               $6,467        $349       $  5,289     $   794     $11,756    $1,143
Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                   654          36             --          --         654        36
Mortgage-backed securities                      1,181          34          3,894         772       5,075       806
                                               ------        ----       --------      ------     -------    ------
       Total temporarily impaired securities   $8,302        $419       $  9,183     $ 1,566     $17,485    $1,985
                                               ======        ====       ========     =======     =======    ======


      Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at June 30, 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer.

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

      Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the year ended June 30, 2009 is as follows:

                                                              Total
                                                        (In Thousands)
Balance, April 1, 2009                                        $  11
Additions for the credit component on debt securities
  in which other-than-temporary impairment was
  not previously recognized                                      17

Balance, June 30, 2009                                        $  28


      For the quarter ended June 30, 2009, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of auction rate preferred securities ("ARPS") and non-agency mortgage-backed securities. In accordance with FSP FAS 115-2 and FAS 124-2, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. The ARPS are securities issued by trusts with assets consisting of Fannie Mae and Freddie Mac preferred securities and corporate preferred securities. While these securities have a maturity date, the Company classifies them as equity securities instead of debt securities; and as such all other-than-temporary impairment losses are recognized in earnings. These securities are classified as other assets on the balance sheet due to their limited market. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows were compared to the Company's holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2009:


                                                         Range
                               Weighted         -----------------------------
                                Average         Minimum            Maximum
                                -------         -------            -------
Prepayment rates                  16.2%            5.7%              31.6%
Default rates                      2.7             0.8                9.2
Loss severity                     36.4            25.0               59.1

NOTE 7 - Goodwill

      The change in the carrying amount of goodwill for the three months ended June 30, 2009 was as follows:

Balance March 31, 2009                           $14,701
Merger of Apple Valley Bank                        1,683
                                                 -------
Balance June 30, 2009                            $16,384
                                                 =======

      The Company has provisionally recognized $1.7 million of goodwill in conjunction with the merger of Apple Valley Bank. The goodwill was caused by the total amount of consideration paid to the shareholders of Apple Valley Bank exceeding the fair value of net assets acquired. The goodwill value at June 30, 2009 is provisional due to the Company awaiting a final appraisal to determine the fair market value of one of Apple Valley Bank's branch locations, a final review of deferred taxes, a fair value determination of the two operating leases and a final appraisal to determine the fair market value of one other real estate owned property.

NOTE 8 - Fair Value Measurement Disclosures

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

      Assets measured at fair value on a recurring and non-recurring basis at June 30, 2009 are summarized below. There are no liabilities measured at fair value.


                                                           Fair Value Measurements at Reporting Date Using
                                                           -----------------------------------------------
                                                          Quoted Prices
                                                            In Active        Significant
                                                           Markets for          Other         Significant
                                                            Identical        Observable      Unobservable
                                                             Assets            Inputs           Inputs
Description                     June 30, 2009               (Level 1)         (Level 2)        (Level 3)
-----------                     -------------               ---------         ---------        ---------
                                                                           (In Thousands)
Recurring:
Available-for-sale
   securities                         $62,714                $ 2,910           $59,804            $  --
Impaired loans                         16,178                     --            16,178               --
Impaired securities included
   in other assets                        822                     --               822               --
                                      -------                -------           -------               --
Total assets                          $79,714                $ 2,910           $76,804            $  --
                                      =======                =======           =======             ====



The following are the carrying amounts and estimated fair values of the Company's financial assets and liabilities:



                                                                      June 30, 2009             March 31, 2009
                                                                  ---------------------      --------------------
                                                                  Carrying    Estimated      Carrying   Estimated
                                                                   Amount     Fair Value      Amount    Fair Value
                                                                                  (In Thousands)
Financial assets:
   Cash and cash equivalents                                     $  68,309   $  68,309     $  41,433    $  41,433
   Interest-bearing time deposits with other banks                   1,599       1,599            99           99
   Available-for-sale securities                                    62,714      62,714        71,821       71,821
   Federal Home Loan Bank stock                                      4,396       4,396         3,896        3,896
   Loans, net                                                      489,076     489,427       413,566      415,595
   Other investment securities                                         670         670           670          670
   Accrued interest receivable                                       2,520       2,520         2,321        2,321

Financial liabilities:
   Deposits                                                        514,216     516,474       419,436      421,925
   Advanced payments by borrowers for taxes and insurance            2,132       2,132           953          953
   FHLB advances                                                    66,033      68,819        66,833       69,523
   Securities sold under agreements to repurchase                   17,180      17,183        12,069       12,071
   Subordinated debentures                                           3,904       1,563         3,901        1,709
   Due to broker                                                        --          --           715          715


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

      Comparison of Financial Condition at June 30, 2009 and March 31, 2009

Assets

      Total assets were $674.9 million at June 30, 2009, an increase of $103.2 million compared to $571.7 million at March 31, 2009. The increase in total assets was primarily due to $81.6 million of assets acquired in the Apple Valley Bank & Trust merger (the "Merger"). Excluding the Apple Value transaction, there was a $13.7 million increase in cash and cash equivalents and a $15.3 million increase in net loans, partially offset by a $12.1 million decrease in investments available-for-sale. At June 30, 2009, commercial real estate and commercial loans accounted for 55.5% of the total loan portfolio.

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

      There have been no significant changes in the Company's methodology for evaluating the allowance for loan losses from that discussed in the section captioned "Critical Accounting Policies -- Loan Loss Allowance" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K.

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

                                  June 30, 2009       March 31, 2009
                                  -------------       --------------
                                        (Dollars in thousands)
Allowance for loan losses         $  6,452              $  6,458
Gross loans outstanding            496,366               420,052

Nonaccrual loans:
    Residential mortgage loans    $  3,163              $  1,905
    Commercial mortgage loans        4,812                 3,918
    Construction mortgage loans        440                   439
    Commercial business loans        5,647                 5,636
    Consumer loans                      69                    28
                                  --------              --------
    Total nonaccrual loans          14,131                11,926
Other real estate owned              1,087                   141
                                  --------              --------
    Total nonperforming assets    $ 15,218              $ 12,067
                                  ========              ========

Allowance/Loans outstanding          1.30%                 1.54%
Allowance/Nonperforming loans       45.66%                54.15%
Allowance/Nonperforming assets      42.40%                53.52%


      The $15.2 million balance of nonaccrual loans at June 30, 2009 was comprised of fifty six loans - nineteen residential real estate loans, sixteen commercial loans, eleven commercial real estate loans, eight consumer loans and two construction loans. The thirty seven nonaccrual loans at March 31, 2009 were comprised of fourteen residential real estate loans, ten commercial loans, eight commercial real estate loans, three consumer loans and two construction loans. Other real estate owned at June 30, 2009 consists of two commercial real estate loans and one residential loan, and one residential loan at March 31, 2009. The Company acquired $3.4 million of nonaccrual loans and $505,000 of other real estate owned in the Merger.

Liabilities

      Total liabilities were $608.2 million at June 30, 2009, an increase of $100.5 million compared to $507.7 million at March 31, 2009. The increase in total liabilities was caused primarily by the $77.2 million of liabilities assumed in conjunction with the Merger. Excluding the Apple Valley transaction, there was an $18.4 million increase in total deposits and a $5.1 million increase in securities sold under agreements to repurchase. At June 30, 2009, deposits are comprised of savings accounts totaling $70.4 million, money market deposit accounts totaling $81.2 million, demand and NOW accounts totaling $66.2 million, and certificates of deposits totaling $296.4 million. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

      Total stockholders' equity increased $2.8 million to $66.7 million at June 30, 2009 from $64.0 million at March 31, 2009. The increase was primarily caused by the $3.1 million of stock issued in the Merger, partially offset by the net loss of $181,000, a $123,000 increase in the accumulated other comprehensive loss, and $61,000 of treasury stock purchases.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2009 and
2008

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

Net Income

      For the three months ended June 30, 2009, the Company reported a net loss of $181,000, compared to net income of $452,000 for the year ago period. Basic and diluted loss per share for the quarter ended June 30, 2009 were $0.03 each compared to basic and diluted income per share of $0.08 each for the quarter ended June 30, 2008. During the three months ended June 30, 2009, the Company recorded a $340,000 FDIC special assessment, $220,000 of merger related expenses and a $175,000 gain on sale of the Riverside Investments, the Bank's investment management division.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended June 30, 2009 and 2008 totaled $3.9 million. The increase for the quarter was primarily due to an increase in average interest-earning assets of $77.3 million and a 34 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by an $85.0 million increase in average interest-bearing liabilities and a 71 basis point decrease in the yield on average interest-earning assets. The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company's interest rate spread to decrease from 2.91% for the quarter ended June 30, 2008 to 2.53% for the quarter ended June 30, 2009. The Company's net interest margin for the quarter ended June 30, 2009 was 2.84% compared to 3.36% in the year earlier period.

      Interest and dividend income amounted to $7.4 million and $7.2 million for the three months ended June 30, 2009 and 2008, respectively. Average interest-earning assets were $554.0 million for the quarter ended June 30, 2009, an increase of $77.2 million, or 16.2%, compared to $476.8 million for the quarter ended June 30, 2008. The increase in average interest-earning assets was caused primarily by a $57.6 million increase in average net loans. The yield earned on average interest-earning assets decreased to 5.34% for the three months ended June 30, 2009 from 6.05% for the three months ended June 30, 2008, due primarily to the lower yields on loans, federal funds sold and FHLB stock. The largest yield declines were comprised of federal funds sold and other interest income, which decreased to 0.34% for the quarter ended June 30, 2009 compared to 2.05% in the year ago period. The negative effect of these decreases on the Company's net interest margin and spread was increased because the average balance for federal funds sold and other interest income increased to $53.8 million for the quarter ended June 30, 2009 compared to $26.9 million for the year ago quarter. On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on dividends and the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

      Interest expense for the quarter was $3.5 million, an increase of $185,000, or 5.6%, from the amount reported in the same quarter last year. Average interest-bearing liabilities grew $85.0 million during the quarter ended June 30, 2009 from $408.7 million to $493.7 million primarily due to a $73.6 million increase in average total deposits and a $6.4 million increase in average repurchase agreements. The average rate paid on interest-bearing liabilities decreased to 2.81% for the quarter ended June 30, 2009 from 3.15% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 4.34% for the quarter ended June 30, 2008 to 3.35% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

      The provisions for loan losses for the quarters ended June 30, 2009 and 2008 were $680,000 and $148,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and the increase in nonaccrual loans.

Noninterest Income

      For the quarters ended June 30, 2009 and 2008, noninterest income was $687,000 and $467,000, respectively. Affecting noninterest income for the three months ended June 30, 2009 was a $175,000 gain on sale of Riverside Investments. Excluding the $175,000 gain, noninterest income increased $45,000, or 9.6%. The adjusted increase was caused by a $33,000 increase in other income and a $51,000 increase in gains on securities, partially offset by a $15,000 decrease in service charges on deposit accounts and a $17,000 impairment loss on securities.

Noninterest Expense

      Noninterest expense for the quarter ended June 30, 2009 was $4.3 million, an increase of $749,000, or 21.1%, from $3.5 million in the quarter ended June 30, 2008. The increase was caused by a $502,000 increase in FDIC insurance assessment, a $150,000 increase in other expenses and a $41,000 increase in data processing expense. The increase in other expenses was caused primarily by $220,000 of merger related expenses.

Provision for Income Taxes

      The company recorded an income tax benefit of $222,000 in the quarter ended June 30, 2009 compared to income tax expense of $200,000 in the year ago quarter.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2009 of $66.0 million, with unused borrowing capacity of $9.2 million.

      The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2009 the Company had principal paydowns, net of originated loans, of approximately $878,000 and during the three months ended June 30, 2008 the Company originated loans, net of principal paydowns, of approximately $11.9 million. Purchases of investment securities totaled $7.5 million and $19.5 million for the three months ended June 30, 2009 and 2008, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $514.2 million at June 30, 2009, a $94.8 million increase from the $419.4 million balance at March 31, 2009.

      At June 30, 2009, the Company had outstanding commitments to originate $13.2 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $50.3 million. In addition, the Company had $1.8 million of commercial letters of credit. Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less totaled $177.8 million, or 34.6% of total deposits at June 30, 2009. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

      Management believes, as of June 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

 (dollars in thousands)
                                          New England Bancshares, Inc.
                                          ----------------------------
                              Required       Amount           Ratio
                              --------      -------          ------
 Tier 1 Capital                     4%      $52,724           8.97%
 Total Risk-Based Capital           8%      $58,493          12.69%
 Tier 1 Risk-Based Capital          4%      $52,724          11.44%

      The Bank's actual capital amounts and ratios as of June 30, 2009 are presented in the table.


                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                     Actual         Adequacy Purposes          Action Provisions
                                               ---------------      -----------------          -----------------
                                               Amount    Ratio      Amount        Ratio        Amount       Ratio
                                               ------    -----      ------        -----        ------       -----
                                                                 (Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)       $52,348    11.40%      $36,744      > 8.0%      $45,930    > 10.0%
Tier 1 Capital (to Risk Weighted Assets)       46,598    10.15        18,372      > 4.0        27,558    >  6.0
Tier 1 Capital (to Average Assets)             46,598     7.95        24,189      > 4.0        30,236    >  5.0


      Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's or New England Bank's liquidity, capital or operations.

Off-Balance Sheet Arrangements

      In addition to the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principals, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit and letters of credit.

      For the three months ended June 30, 2009, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

      The Bank manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect their earnings while decreases in interest rates may beneficially affect their earnings. To reduce the potential volatility of its earnings, the Bank has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, the Bank attempts to manage its interest rate risk through: its investment portfolio; an increased focus on commercial and multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans. In addition, the Bank has commenced a program of selling long-term, fixed-rate one- to four-family residential loans in the secondary market. The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

      The Bank has a Asset/Liability Committees, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committees establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Interest Income Simulation Analysis

      The Bank analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

      The Bank's goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation processes are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulations incorporate assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analyses incorporate managements' current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

      The simulation analyses are only an estimate of the Bank's interest rate risk exposure at a particular point in time. The Bank continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.


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

      There has been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 1A.  Risk Factors.

      The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2009 ("Form 10-K"). The risk factor below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company's business, financial condition or results of operations.

Any future FDIC special assessments or increases in insurance premiums will adversely impact the Company's earnings.

      On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. The Company recorded an expense of $311,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC's Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC's Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, the Company's FDIC general insurance premium expense will increase substantially compared to prior periods.

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

      Our inability to successfully integrate the operations of Apple Valley Bank & Trust Company could hurt our earnings.

      Our acquisition of Apple Valley Bank & Trust Company ("Apple Valley Bank") involves the integration of banks that have previously operated independently. The difficulties of combining the operations of the banks include:

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

      The Company repurchased 10,000 shares of its common stock in the quarter ended June 30, 2009 as follows:


                                                                                                      Maximum
                                                                                  Total              Number of
                                                                                Number of           Shares that
                                                                                 Shares             May Yet Be
                                                                              Purchased as           Purchased
                                                              Average       Part of Publicly         Under the
For the three months ended             Total shares         price paid       Announced Plans         Plans or
June 30, 2009                          repurchased           per share         or Programs           Programs
------------------------------------------------------------------------------------------------------------------

April                                           --            $    --                 --               70,524
May                                         10,000               6.05             10,000               60,524
June                                            --                 --                 --               60,524
                                            ------              -----             ------               ------
Total                                       10,000              $6.05             10,000               60,524
                                            ======            =======             ======               ======

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


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.

     3.1      Articles of Incorporation of New England Bancshares, Inc. (1)
     3.2      Bylaws of New England Bancshares, Inc. ((2))
     4.1      Specimen stock certificate of New England Bancshares, Inc.((2))
     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
     32.1     Section 1350 Certification of Chief Executive Officer
     32.2     Section 1350 Certification of Chief Financial Officer
     _____________________________
            (1)   Incorporated   by  reference   into  this  document  from  the
                  Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.

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


                                            NEW ENGLAND BANCSHARES, INC.


Dated: August 13, 2009                  By:/s/ Scott D. Nogles
----------------------                     ------------------------------
                                        Scott D. Nogles
                                        Chief Financial Officer
                                        (principal financial officer)


Dated: August 13, 2009                  By:/s/ David J. O'Connor
----------------------                     ------------------------------
                                        David J. O'Connor
                                        Chief Executive Officer