Form 10-Q
period 2009-09-30
New England Bancshares, Inc.
filed 2009-11-13
CIK 1338248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       or

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

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer Accelerated filer [_] Non-accelerated filer [_] Smaller Reporting Company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No |X|


The Issuer had 6,390,843 shares of common stock, par value $0.01 per share, outstanding as of November 10, 2009.

                                 NEW ENGLAND BANCSHARES, INC.
                                          FORM 10-Q
                                            INDEX

                                                                                         Page
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2009 (Unaudited)
               and March 31, 2009......................................................    1

               Condensed Consolidated Statements of Income for the
               Three and Six Months Ended September 30, 2009 and 2008 (Unaudited)......    2

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended September 30, 2009 and 2008 (Unaudited)................    3

               Notes to Condensed Consolidated Financial Statements (Unaudited)........    5

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..............................................   13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk..............   21

Item 4T.       Controls and Procedures.................................................   22

PART II:       OTHER INFORMATION

Item 1..       Legal Proceedings.......................................................   23

Item 1A.       Risk Factors............................................................   23

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.............   25

Item 3.        Defaults Upon Senior Securities.........................................   25

Item 4.        Submission of Matters to a Vote of Security Holders.....................   25

Item 5.        Other Information.......................................................   25

Item 6.        Exhibits................................................................   26

SIGNATURES     ........................................................................   26

                                 Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements.
        ----------------------

                          NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                             Condensed Consolidated Balance Sheets
                                    (Dollars in thousands)

                                                                             September 30,   March 31,
                                                                                 2009          2009
                                                                             -----------    -----------
 ASSETS                                                                      (Unaudited)
 Cash and due from banks ...............................................      $   7,848     $     7,872
 Interest-bearing demand deposits with other banks .....................         56,700          33,554
 Money market mutual funds .............................................             36               7
                                                                              ---------     -----------
      Total cash and cash equivalents ..................................         64,584          41,433
 Interest-bearing time deposits with other banks .......................          1,599              99
 Investments in available-for-sale securities, at fair value ...........         64,377          71,821
 Federal Home Loan Bank stock, at cost .................................          4,396           3,896
 Loans, net of allowance for loan losses of $4,145 as of
              September 30, 2009 and $6,458 as of March 31, 2009 .......        490,141         413,566
 Premises and equipment, net ...........................................          7,586           5,990
 Other real estate owned ...............................................            922             141
 Accrued interest receivable ...........................................          2,570           2,321
 Deferred income taxes, net ............................................          5,026           3,769
 Cash surrender value of life insurance ................................          9,394           9,211
 Identifiable intangible assets ........................................          1,927           2,165
 Goodwill ..............................................................         16,629          14,701
 Other assets ..........................................................          3,091           2,551
                                                                              ---------     -----------
      Total assets .....................................................      $ 672,242     $   571,664
                                                                              =========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
      Noninterest-bearing ..............................................      $  48,335     $    37,483
      Interest-bearing .................................................        470,572         381,953
                                                                              ---------     -----------
         Total deposits ................................................        518,907         419,436
 Advanced payments by borrowers for taxes and insurance ................            998             953
 Federal Home Loan Bank advances .......................................         61,226          66,833
 Subordinated debentures ...............................................          3,906           3,901
 Securities sold under agreements to repurchase ........................         15,270          12,069
 Other liabilities .....................................................          4,142           4,518
                                                                              ---------     -----------
      Total liabilities ................................................        604,449         507,710
                                                                              ---------     -----------

 Stockholders' Equity:
   Preferred stock, par value $.01 per share: 1,000,000
   shares authorized; none issued ......................................             --              --

   Common stock, par value $.01 per share: 19,000,000
           shares authorized; 6,938,087 shares issued at September 30, 2009
           and 6,420,891 shares issued at March 31, 2009 ...............             69              64
     Paid-in capital ...................................................         59,790          56,551
   Retained earnings ...................................................         16,215          16,329
     Unearned ESOP shares, 249,291 shares at September 30, 2009 and
              March 31, 2009 ...........................................         (2,190)         (2,190)
   Treasury stock, 546,931 shares at September 30, 2009 and 536,931
              shares at March 31, 2009 .................................         (5,803)         (5,742)
     Unearned shares, stock-based incentive plans, 57,259 shares at
              September 30, 2009 and March 31, 2009 ....................           (591)           (659)
   Accumulated other comprehensive income (loss) .......................            303            (399)
                                                                              ---------     -----------
      Total stockholders' equity .......................................         67,793          63,954
                                                                              ---------     -----------
      Total liabilities and stockholders' equity .......................      $ 672,242     $   571,664
                                                                              =========     ===========

                                       1

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                Three Months Ended        Six Months Ended
                                                                  September 30,             September 30,
                                                                  -------------             -------------
                                                                 2009        2008        2009           2008
                                                               -------     -------     --------     -----------
 Interest and dividend income:
       Interest on loans ....................................  $ 7,365     $ 6,130     $ 13,873     $    12,232
       Interest and dividends on securities:
          Taxable ...........................................      641         819        1,313           1,562
          Tax-exempt                                               143         201          299             370
       Interest on federal funds sold, interest-bearing
         deposits and dividends on money market mutual funds
          and FHLB stock ....................................      155         124          200             299
                                                               -------     -------     --------     -----------
          Total interest and dividend income ................    8,304       7,274       15,685          14,463
                                                               -------     -------     --------     -----------
 Interest expense:
       Interest on deposits .................................    2,835       2,543        5,527           5,067
       Interest on advanced payments by borrowers for
             taxes and insurance ............................        3           3            7               7
       Interest on Federal Home Loan Bank advances ..........      681         669        1,370           1,348
       Interest on subordinated debentures ..................       68          68          137             136
       Interest on securities sold under agreements to
         repurchase .........................................       52          36           96              73
                                                               -------     -------     --------     -----------
          Total interest expense ............................    3,639       3,319        7,137           6,631
                                                               -------     -------     --------     -----------
          Net interest and dividend income ..................    4,665       3,955        8,548           7,832
 Provision for loan losses ..................................      704         159        1,384             307
                                                               -------     -------     --------     -----------
          Net interest and dividend income after provision
            for loan losses .................................    3,961       3,796        7,164           7,525
                                                               -------     -------     --------     -----------
 Noninterest income (charge):
       Service charges on deposit accounts ..................      345         276          599             545
       Gain on securities, net ..............................       40           4           99              12
       Gain on sale of loans ................................        3          18            8              30
       Increase in cash surrender value of life insurance
         policies ...........................................       99          91          183             175
       Impairment loss on securities (includes total losses
         of $222, net of $170 recognized in other
         comprehensive loss, pretax)  .......................      (24)     (2,473)         (41)         (2,473)
       Other income .........................................      148          90          449             184
                                                               -------     -------     --------     -----------
          Total noninterest income (charge) .................      611      (1,994)       1,297          (1,527)
                                                               -------     -------     --------     -----------
 Noninterest expense:
       Salaries and employee benefits .......................    1,927       1,925        3,785           3,840
       Occupancy and equipment expense ......................      836         742        1,554           1,454
       Advertising and promotion ............................       28          81           66             174
       Professional fees ....................................      212         123          510             247
       Data processing expense ..............................      183         128          333             237
       FDIC insurance .......................................      205          51          745              89
       Stationery and supplies ..............................       98          44          133              80
       Amortization of identifiable intangible assets .......      115         126          238             260
       Other expense ........................................      583         398        1,116             781
          Total noninterest expense .........................    4,187       3,618        8,480           7,162
                                                               -------     -------     --------     -----------
          Income (loss) before income taxes .................      385      (1,816)         (19)         (1,164)
                                                               -------     -------     --------     -----------
 Income tax expense (benefit) ...............................       84         178         (139)            378
                                                               -------     -------     --------     -----------
          Net income (loss) .................................  $   301     $(1,994)    $    120     $    (1,542)
                                                               =======     =======     ========     ===========

    Earnings (loss) per share:
             Basic ..........................................  $  0.05     $ (0.35)    $   0.02     $     (0.27)
             Diluted ........................................     0.05       (0.35)        0.02           (0.27)
    Dividends per share .....................................     0.02        0.04         0.04            0.07

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      Six Months Ended
                                                                        September 30,
                                                                      2009         2008
                                                                   --------    ---------
 Cash flows from operating activities:
       Net income (loss) .........................................  $   120     $ (1,542)

       Adjustments to reconcile net income (loss) to net cash
       provided by
             operating activities:
             Net amortization of fair value adjustments ..........       26            7
             Accretion of securities, net ........................      (55)         (30)
             Gain on securities, net .............................      (99)         (12)
             Writedown of available-for-sale securities ..........       41        2,473
             Provision for loan losses ...........................    1,384          307
             Gain on sale of loans, net ..........................       (8)         (30)
             Change in deferred loan origination costs, net.. ....      (61)        (104)
             Depreciation and amortization .......................      464          448
             Increase in accrued interest receivable .............      (10)        (137)
             Deferred income tax expense (benefit) ...............      269         (369)
             Increase in cash surrender value of life insurance
              policies ...........................................     (183)        (175)
             Increase in prepaid expenses and other assets .......     (468)        (309)
             Amortization of identifiable intangible assets.. ....      238          260
             (Decrease) increase in accrued expenses and other
              liabilities ........................................      (64)         349
             Compensation cost for stock option plan .............       63           63
             Compensation cost for stock-based incentive plan ....       68           69
                                                                    -------     --------

       Net cash provided by operating activities .................    1,725        1,268
                                                                    -------     --------

 Cash flows from investing activities:
             Purchases of available-for-sale securities ..........  (19,303)     (22,395)
             Proceeds from sales of available-for-sale
              securities .........................................   13,199          916
             Proceeds from maturities of available-for-sale
              securities Purchases of Federal Home Loan Bank
              stock ..............................................      (35)        (117)
             Purchases of interest-bearing time deposits with ....   (1,500)          --
              other banks ........................................   17,094        5,860
             Cash and cash equivalents acquired from Apple
              Valley Bank & Trust, net of cash paid to
              shareholders........................................   10,289           --

             Proceeds from maturities of interest bearing time
              deposits with other banks ..........................       --          594
             Proceeds from sale of other real estate owned .......      402           --
             Loan originations and principal collections, net ....   (1,344)     (21,613)
             Purchases of loans ..................................  (17,256)          --
             Loans sold ..........................................       --        4,105
             Investments in life insurance policies ..............       --           (5)
             Capital expenditures - premises and equipment .......     (174)        (135)
                                                                    -------     --------

             Net cash provided by (used in) investing activities .    1,372      (32,790)
                                                                    -------     --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                   (continued)

                                                                      Six Months Ended
                                                                        September 30,
                                                                      2009        2008
                                                                    --------      ------
Cash flows from financing activities:
             Net increase in demand, NOW, MMDA and savings
              accounts ...........................................   23,693        2,470
             Net (decrease) increase in time deposits ............     (602)      21,805
             Net decrease in advanced payments by borrowers for
              taxes and insurance ................................     (335)        (109)
             Proceeds from Federal Home Loan Bank long-term
              advances ...........................................       --        4,000
             Principal payments on Federal Home Loan Bank
              long-term advances .................................   (5,608)      (2,279)
             Net increase in securities sold under agreement to
              repurchase .........................................    3,201        1,846
             Purchase of treasury stock ..........................      (61)      (1,495)
             Exercise of stock options ...........................       --          140
             Payments of cash dividends on common stock ..........     (234)        (422)
                                                                   --------     --------

 Net cash provided by financing activities .......................   20,054       25,956
                                                                   --------     --------

 Net increase (decrease) in cash and cash equivalents ............   23,151       (5,566)
 Cash and cash equivalents at beginning of period ................   41,433       36,239
                                                                   --------     --------
 Cash and cash equivalents at end of period ...................... $ 64,584     $ 30,673
                                                                   ========     ========
 Supplemental disclosures:
             Interest paid ....................................... $  7,081     $  6,650
             Income taxes (received) paid ........................     (109)         739
             Decrease in due to broker ...........................      715          651
             Decrease in due from broker .........................       --          709
             Loan transferred to other real estate owned .........      923           --

 Acquisition of Apple Valley Bank & Trust:
   Assets acquired
             Cash and cash equivalents ........................... $ 13,220     $     --

             Investments in available-for-sale securities ........    3,004           --
             Federal Home Loan Bank stock, at cost ...............      465           --
             Loans, net of allowance for loan losses .............   60,233           --

             Premises and equipment, net .........................    1,881           --
             Other real estate owned .............................      260           --
             Accrued interest receivable .........................      239           --
             Deferred income taxes, net ..........................    1,968           --
             Other assets ........................................       77           --
                                                                   --------     --------
   Total assets acquired .........................................       --       81,347
                                                                   --------     --------
   Liabilities assumed
             Deposits ............................................       --       76,380
             Advanced payments by borrowers for taxes and
              insurance ..........................................      380           --
             Other liabilities ...................................      403           --
                                                                   --------     --------
   Total liabilities assumed .....................................       --       77,163
                                                                   --------     --------

 Net assets acquired .............................................    4,184           --

 Acquisition costs ...............................................    6,112           --
                                                                   --------     --------

 Goodwill ........................................................ $  1,928     $     --

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


      New England Bank. The Bank is a Connecticut state chartered commercial bank headquartered in Enfield, Connecticut. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans. At September 30, 2009, the Bank operated from fifteen locations in Connecticut. Unless otherwise specified, references to the "Bank" in this quarterly report on Form 10-Q shall include Valley Bank, Enfield Federal and Apple Valley Bank prior to the Subsidiary Merger and the merger with Apple Valley Bank.

NOTE 2 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations presented are not necessarily indicative of the operating results to be expected for the year ending March 31, 2010 or any interim period.

      While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2009.

      The condensed consolidated balance sheet as of March 31, 2009 was derived from the Company's audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 - Earnings Per Share (EPS)

      Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no anti-dilutive shares for the three and six months ended September 30, 2008 as the Company reported net losses. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period. Unallocated common shares held by the Bank's employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

                                             Quarter Ended             Six Months Ended
                                             September 30,                September 30,
                                        -----------------------    -----------------------
(In thousands, except per share data)     2009           2008        2009           2008
                                         -----        ---------    -------        --------
Net income (loss)                       $  301        $  (1,994)       120         $(1,542)
Weighted average common shares
  outstanding for computation of basic
  EPS
                                         6,087            5,644      5,893           5,676
Effect of dilutive stock options and
  stock awards
                                            46               --         52              --
                                       -------        ---------    -------         -------
Weighted average common shares for
  computation of diluted EPS             6,133            5,644      5,945           5,676
                                       -------        ---------    -------         -------
Earnings (loss) per share:
  Basic                                $  0.05        $   (0.35)   $  0.02         $ (0.27)
  Diluted                              $  0.05        $   (0.35)   $  0.02         $ (0.27)
------------------------------------------------------------------------------------------

NOTE 4 - Recent Accounting Pronouncements

      In June 2009, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standard Codification 105-10, "Generally Accepted Accounting Principles." This standard establishes the FASB Accounting Standard Codification ("Codification" or "ASC") as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company's financial position or results of operations.

      In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets", and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity ("QSPE") and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity ("VIE") to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

      In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value," which updates ASC 820-10, "Fair Value Measurements and Disclosures." The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning April 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

      In May 2009, the FASB updated ASC 855, "Subsequent Events." ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of 2009. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are issued. The adoption of this guidance did not have an impact on the Company's financial position or results of operations.

      In April 2009, the FASB updated ASC 320-10, "Investments - Debt and Equity Securities." The guidance amends the other-than-temporary impairment ("OTTI") guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on the Company's financial position or results of operations.

      In April 2009, the FASB updated ASC 820-10, "Fair Value Measurements and Disclosures," to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2008 and the adoption did not have a material impact on the Company's financial position and results of operations. The enhanced disclosures related to this guidance are included in
Note 8, "Fair Value Measurements," to the consolidated Financial Statements.

      In April 2009, the FASB updated ASC 825-10 "Financial Instruments." This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note 8, "Fair Value Measurements," to the consolidated Financial Statements.

      In June 2008, the FASB updated ASC 260-10, "Earnings Per Share." The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective April 1, 2009, did not have a material impact on the Company's financial position, results of operations, and earnings per share.

      In March 2008, the FASB updated ASC 815, "Derivatives and Hedging." This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on its financial condition and results of operations.

      In February 2008, the FASB updated ASC 860, "Transfers and Servicing." This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective April 1, 2009. The adoption of this guidance did not have a material effect on the Company's results of operations or financial position.

      In December 2007, the FASB updated ASC 810-10, "Consolidation", which provides new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This guidance also required expanded disclosures that identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

      In December 2007, the FASB updated ASC 805, "Business Combinations." The updated guidance will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The adoption of this statement did not have a material impact on the Company's financial condition and results of operations.

        NOTE 5 - Stock-Based Incentive Plan

      At September 30, 2009, the Company maintained a stock-based incentive plan and an equity incentive plan. For the six months ended September 30, 2009 and 2008, compensation cost for the Company's stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the six months ended September 30, 2009 and 2008 for the granting of stock options under the plans was $63,000 and $63,000, respectively. During the six months ended September 30, 2009, the Company granted 5,000 stock options.

      The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the six months ended September 30, 2009 and 2008 was $68,000 and $69,000, respectively.

NOTE 6 - Other-Than-Temporary Impairment Losses

        The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at September 30, 2009:

                                                Less than 12 Months        12 Months or Longer          Total
                                                -------------------        -------------------  ---------------------
                                                 Fair    Unrealized        Fair     Unrealized    Fair     Unrealized
                                                 Value     Losses          Value      Losses      Value      Losses
                                                -------   ---------        ------     --------  --------     --------
                                                                            (In Thousands)
Debt securities issued by states of the
  United States and political subdivisions
  of the states                                 $   932   $     80         $5,663     $   439   $  6,595     $  519
Debt securities issued by the U.S. Treasury
  and other U.S. government corporations
  and agencies                                    1,233         22             --          --      1,233         22
Mortgage-backed securities                        1,749         32          3,251         611      5,000        643
                                                -------   --------         ------     -------   --------     ------
      Total temporarily impaired securities     $ 3,914   $    134         $8,914     $ 1,050    $12,828     $1,184
                                                =======   ========         ======    =======    ========     ======

      Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at September 30, 2009 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuer and the Company's ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer.

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, "Investments - Debt and Equity Securities." However, certain purchased beneficial interests, including non-agency mortgage-backed securities and pooled trust preferred securities are evaluated using ASC 325-40, "Beneficial Interests in Securitized Financial Assets."

      For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes.

      Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the six months ended September 30, 2009 is as follows:

                                                        Total
                                                        -----
                                                    (In Thousands)
Balance, April 1, 2009                                  $  11
Additions for the credit component on debt securities
  in which other-than-temporary impairment was
  not previously recognized                                41
                                                        -----

Balance, September 30, 2009                             $  52
                                                        =====

      For the six months ended September 30, 2009, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of auction rate preferred securities ("ARPS") and non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. The ARPS are securities issued by trusts with assets consisting of Fannie Mae and Freddie Mac preferred securities and corporate preferred securities. While these securities have a maturity date, the Company classifies them as equity securities instead of debt securities; and as such all other-than-temporary impairment losses are recognized in earnings. These securities are classified as other assets on the balance sheet due to their limited market. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows were compared to the Company's holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of September 30, 2009:

                                                               Range
                                     Weighted       ---------------------------
                                     Average        Minimum           Maximum
                                     -------        -------           -------
Prepayment rates                      17.6%            7.4%             32.1%
Default rates                          3.5             0.3              16.0
Loss severity                         36.4            25.0              55.1

NOTE 7 - Goodwill

      The change in the carrying amount of goodwill for the six months ended September 30, 2009 was as follows:

Balance March 31, 2009                             $14,701
Merger of Apple Valley Bank                          1,928
                                                 ---------
Balance September 30, 2009                         $16,629
                                                   =======

      The Company has provisionally recognized $1.9 million of goodwill in conjunction with the merger of Apple Valley Bank. The goodwill was caused by the total amount of consideration paid to the shareholders of Apple Valley Bank exceeding the fair value of net assets acquired. The goodwill value at September 30, 2009 is provisional due to the Company awaiting a final appraisal to determine the fair market value of one of Apple Valley Bank's branch locations, a final review of deferred taxes, and a fair value determination of the two operating leases. During the quarter the Company increased goodwill by $245,000 upon final completion of appraisal on a property classified as other real estate owned.

NOTE 8 - Fair Value Measurement Disclosures

      The following table presents the fair value disclosures of assets and liabilities in accordance with ASC 820-10 which became effective for the Company's consolidated financial statements on April 1, 2008. The fair value hierarchy established by this guidance is based on observable and unobservable inputs participants use to price an asset or liability. ASC 820-10 has prioritized these inputs into the following fair value hierarchy:

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

      Assets measured at fair value on a recurring and non-recurring basis at September 30, 2009 are summarized below. There are no liabilities measured at fair value.

                                        Fair Value Measurements at Reporting Date Using
                                        -----------------------------------------------
                                              Quoted Prices
                                                In Active    Significant
                                               Markets for      Other      Significant
                                                Identical    Observable   Unobservable
                                                 Assets        Inputs        Inputs
Description           September 30, 2009        (Level 1)     (Level 2)     (Level 3)
-----------           ------------------        ---------     ---------     ---------
                                                            (In Thousands)
Recurring:
Available-for-sale
   securities               $64,377              $ 3,374       $61,003        $ --
Impaired loans               11,845                  --         11,845          --
Impaired securities
   included in other assets     822                  --            822          --
                            -------              -------       -------        ----

Total assets                $77,044              $ 3,374       $73,670        $ --
                            =======              =======       =======        ====

        The following are the carrying amounts and estimated fair values of the Company's financial assets and liabilities:

                                                            September 30, 2009       March 31, 2009
                                                          --------------------   ---------------------
                                                          Carrying   Estimated   Carrying   Estimated
                                                           Amount   Fair Value    Amount    Fair Value
                                                           ------   ----------    ------    ----------
                                                                         (In Thousands)
Financial assets:
  Cash and cash equivalents                             $  64,584   $  64,584  $  41,433    $  41,433
  Interest-bearing time deposits with other banks           1,599       1,599         99           99
  Available-for-sale securities                            64,377      64,377     71,821       71,821
  Federal Home Loan Bank stock                              4,396       4,396      3,896        3,896
  Loans, net                                              490,141     492,925    413,566      415,595
  Other investment securities                                 670         670        670          670
  Accrued interest receivable                               2,570       2,570      2,321        2,321

Financial liabilities:
  Deposits                                                518,907     524,098    419,436      421,925
  Advanced payments by borrowers for taxes and insurance      998         998        953          953
  FHLB advances                                            61,226      64,303     66,833       69,523
  Securities sold under agreements to repurchase           15,270      15,295     12,069       12,071
  Subordinated debentures                                   3,906       1,465      3,901        1,709
  Due to broker                                                --          --        715          715

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
          ----------------------------------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

      Comparison of Financial Condition at September 30, 2009 and March 31, 2009

 Assets

      Total assets were $672.2 million at September 30, 2009, an increase of $100.5 million compared to $571.7 million at March 31, 2009. The increase in total assets was primarily due to $81.3 million of assets acquired in the Apple Valley Bank & Trust merger (the "Merger"). Excluding the Apple Valley transaction, there was a $9.9 million increase in cash and cash equivalents and a $16.3 million increase in net loans, partially offset by a $10.4 million decrease in investments available-for-sale. At September 30, 2009, commercial real estate and commercial loans accounted for 55.6% of the total loan portfolio.

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

                                       September 30, 2009         March 31, 2009
                                       ------------------         --------------
                                                 (Dollars in thousands)

        Allowance for loan losses           $   4,145                $  6,458
        Gross loans outstanding               495,021                 420,052

        Nonaccrual loans:
          Residential mortgage loans        $   4,119                $  1,905
          Commercial mortgage loans             4,403                   3,918
          Construction mortgage loans             450                     439
          Commercial business loans             3,135                   5,636
          Consumer loans                           52                      28
                                            ---------                --------
          Total nonaccrual loans               12,159                  11,926
        Other real estate owned                   922                     141
                                            ---------                --------
          Total nonperforming assets        $  13,081                $ 12,067
                                            =========                ========

        Allowance/Loans outstanding              0.84%                   1.54%
        Allowance/Nonperforming loans           34.09%                  54.15%
        Allowance/Nonperforming assets          31.69%                  53.52%

      The $12.2 million balance of nonaccrual loans at September 30, 2009 was comprised of sixty four loans - twenty three residential real estate loans, twenty one commercial loans, eleven commercial real estate loans, seven consumer loans and two construction loans. The thirty seven nonaccrual loans at March 31, 2009 were comprised of fourteen residential real estate loans, ten commercial loans, eight commercial real estate loans, three consumer loans and two construction loans. Other real estate owned at September 30, 2009 consists of two commercial real estate loans and one residential loan at March 31, 2009. The Company acquired $3.4 million of nonaccrual loans and $260,000 of other real estate owned in the Merger.

      The allowance for loan losses as a percentage of gross loans outstanding decreased from 1.54% at March 31, 2009 to 0.84% at September 30, 2009. The decrease was caused primarily by the $3.7 million in charge-offs during the six months ended September 30, 2009. In addition, during the six months ended September 30, 2009 the Company acquired Apple Valley's $60.2 million in net loans. In accordance with FASB Statement No. 141(R), the allowance for loan losses of Apple Valley was not consolidated into New England Bank's allowance for loan losses. Instead, individual loan book values were reduced by the estimated credit loss associated with the allowance for loan losses. If the $872,000 of credit losses on Apple Valley loans was consolidated into New England Bank's allowance, the ratio of allowance for loan losses to gross loans outstanding would have been 1.01% at September 30, 2009. During the period loans written-off as uncollectible were $3.7 million, of which $3.0 million was related to one borrower with collateral consisting of real estate, accounts receivable, inventory and fixed assets.

Liabilities

      Total liabilities were $604.4 million at September 30, 2009, an increase of $96.7 million compared to $507.7 million at March 31, 2009. The increase in total liabilities was caused primarily by the $77.2 million of liabilities assumed in conjunction with the Merger. Excluding the Apple Valley transaction, there was a $23.1 million increase in total deposits and a $3.2 million increase in securities sold under agreements to repurchase, partially offset by a $5.6 million decrease in Federal Home Loan Bank advances. At September 30, 2009, deposits are comprised of savings accounts totaling $71.0 million, money market deposit accounts totaling $90.8 million, demand and NOW accounts totaling $66.6 million, and certificates of deposits totaling $290.5 million. Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders' Equity

      Total stockholders' equity increased $3.8 million to $67.8 million at September 30, 2009 from $64.0 million at March 31, 2009. The increase was primarily caused by the $3.1 million of stock issued in the Merger, the $702,000 increase in accumulated other comprehensive income and net income of $120,000, partially offset by the $61,000 of treasury stock purchases.

      Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

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

Net Income

      For the three months ended September 30, 2009, the Company reported net income of $301,000, compared to a net loss of $2.0 million for the year ago period. Basic and diluted income per share for the quarter ended September 30, 2009 were $0.05 each compared to basic and diluted loss per share of $0.35 each for the quarter ended September 30, 2008. During the three months ended September 30, 2008, the Company recorded a $2.5 million other than temporary impairment charge on its auction rate security portfolio.

Net Interest and Dividend Income

      Net interest and dividend income for the three months ended September 30, 2009 and 2008 totaled $4.7 million and $4.0 million, respectively. The increase for the quarter was primarily due to an increase in average interest-earning assets of $143.0 million and a 50 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $141.7 million increase in average interest-bearing liabilities and a 75 basis point decrease in the yield on average interest-earning assets. The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company's interest rate spread to decrease from 2.98% for the quarter ended September 30, 2008 to 2.74% for the quarter ended September 30, 2009. The Company's net interest margin for the quarter ended September 30, 2009 was 3.00% compared to 3.38% in the year earlier period.

      Interest and dividend income amounted to $8.3 million and $7.3 million for the three months ended September 30, 2009 and 2008, respectively. Average interest-earning assets were $626.8 million for the quarter ended September 30, 2009, an increase of $143.8 million, or 29.8%, compared to $483.0 million for the quarter ended September 30, 2008. The increase in average interest-earning assets was caused primarily by a $113.3 million increase in average net loans. The yield earned on average interest-earning assets decreased to 5.30% for the three months ended September 30, 2009 from 6.05% for the three months ended September 30, 2008, due primarily to the lower yields on loans, federal funds sold and FHLB stock. The largest yield declines were comprised of federal funds sold and other interest income, which decreased to 0.95% for the quarter ended September 30, 2009 compared to 1.99% in the year ago period. The negative effect of these decreases on the Company's net interest margin and spread was increased because the average balance for federal funds sold and other interest income increased to $64.6 million for the quarter ended September 30, 2009 compared to $19.4 million for the year ago quarter. On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on dividends and the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

      Interest expense for the quarter was $3.6 million, an increase of $320,000, or 9.6%, from the amount reported in the same quarter last year. Average interest-bearing liabilities grew $141.7 million during the quarter ended September 30, 2009 from $421.2 million to $562.9 million primarily due to a $124.0 million increase in average total deposits and a $8.5 million increase in average repurchase agreements. The average rate paid on interest-bearing liabilities decreased to 2.57% for the quarter ended September 30, 2009 from 3.07% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 3.71% for the quarter ended September 30, 2008 to 2.96% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

      The provision for loan losses for the quarters ended September 30, 2009 and 2008 were $704,000 and $159,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio, increase in nonaccrual loans and higher charge-offs.

Noninterest Income (Charge)

      For the quarter ended September 30, 2009 noninterest income was $611,000 compared to a noninterest charge of $2.0 million for the quarter ended September 30, 2008. Affecting noninterest income for the three months ended September 30, 2008 was a $2.5 million other than temporary impairment charge. The Company had a $1.7 million charge on auction rate preferred securities issued by trusts with assets consisting solely of Fannie Mae and Freddie Mac preferred stock, which had a book value of $1.8 million at June 30, 2008. In addition, the Company recorded an $810,000 charge related to three pass-through auction rate securities issued by trusts with assets consisting solely of corporate preferred stock, which had a book value at June 30, 2008 of $1.6 million. Service charges on deposit accounts increased $69,000, gains on securities increased $36,000 and other income increased $58,000.

Noninterest Expense

      Noninterest expense for the quarter ended September 30, 2009 was $4.2 million, an increase of $569,000, or 15.7%, from $3.6 million in the quarter ended September 30, 2008. The increase was caused by a $185,000 increase in other expense, a $154,000 increase in FDIC insurance, a $94,000 increase in occupancy and equipment expense, an $89,000 increase in professional fees and a $55,000 increase in data processing fees.

      Provision for Income Taxes

      The company recorded income tax expense of $84,000 and $178,000 for the quarters ended September 30, 2009 and 2008, respectively.

      Comparison of Operating Results for the Six Months Ended September 30, 2009 and 2008

Net Income

      For the six months ended September 30, 2009, the Company reported net income of $120,000, compared to a net loss of $1.5 million for the year ago period. Basic and diluted income per share for the six months ended September 30, 2009 were $0.02 each compared to basic and diluted loss per share of $0.27 each for the six months ended September 30, 2008. During the six months ended September 30, 2009, the Company recorded a $340,000 FDIC special assessment, $220,000 of merger related expenses and a $175,000 gain on sale of the operating assets of Riverside Investments, the Bank's investment management division. During the six months ended September 30, 2008, the Company recorded a $2.5 million other than temporary impairment charge on its auction rate security portfolio.

Net Interest and Dividend Income

      Net interest and dividend income for the six months ended September 30, 2009 and 2008 totaled $8.5 million and $7.8 million, respectively. The increase for the period was primarily due to an increase in average interest-earning assets of $111.8 million and a 44 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $113.4 million increase in average interest-bearing liabilities and a 79 basis point decrease in the yield on average interest-earning assets. The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company's interest rate spread to decrease from 2.98% for the six months ended September 30, 2008 to 2.64% for the six months ended September

30, 2009. The Company's net interest margin for the six months ended September 30, 2009 was 2.92% compared to 3.40% in the year earlier period.

      Interest and dividend income amounted to $15.7 million and $14.5 million for the six months ended September 30, 2009 and 2008, respectively. Average interest-earning assets were $590.4 million for the six months ended September 30, 2009; an increase of $111.8 million, or 23.4%, compared to $478.6 million for the six months ended September 30, 2008. The increase in average interest-earning assets was caused primarily by a $85.5 million increase in average net loans. The yield earned on average interest-earning assets decreased to 5.32% for the six months ended September 30, 2009 from 6.11% for the six months ended September 30, 2008, due primarily to the lower yields on loans, federal funds sold and FHLB stock. The largest yield declines were comprised of federal funds sold and other interest income, which decreased to 0.67% for the six months ended September 30, 2009 compared to 2.04% in the year ago period. The negative effect of these decreases on the Company's net interest margin and spread was increased because the average balance for federal funds sold and other interest income increased to $59.2 million for the six months ended September 30, 2009 compared to $23.1 million for the year ago quarter.

      Interest expense for the six months ended September 30, 2009 was $7.1 million, an increase of $506,000, or 7.6%, from the amount reported in the same quarter last year. Average interest-bearing liabilities grew $113.4 million during the six months ended September 30, 2009 to $590.4 million primarily due to a $96.8 million increase in average total deposits and a $7.5 million increase in average repurchase agreements. The average rate paid on interest-bearing liabilities decreased to 2.68% for the six months ended September 30, 2009 from 3.12% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase. The average rate paid on certificates of deposit decreased from 3.84% for the six months ended September 30, 2008 to 3.14% for the current year period as market rates have decreased for this type of deposit.

Provision for Loan Losses

      The provision for loan losses for the six months ended September 30, 2009 and 2008 were $1.4 million and $307,000, respectively. The additions to the allowance for loan losses reflected continued growth in the loan portfolio and increases in nonaccrual loans and charge-offs.

Noninterest Income (Charge)

      For the six months ended September 30, 2009 noninterest income was $1.3 million, compared to a noninterest charge of $1.5 million for the prior year period. Affecting noninterest income for the six months ended September 30, 2008 was an other-than-temporary charge of $2.5 million explained above. Service charges on deposit accounts increased $54,000, gain on securities increased $87,000 and other income increased $265,000.

Noninterest Expense

      Noninterest expense for the six months ended September 30, 2009 was $8.5 million, an increase of $1.3 million, or 18.4%, from $7.2 million in the six months ended September 30, 2008. The increase was caused by a $656,000 increase in FDIC insurance assessment, a $335,000 increase in other expenses, a $263,000 increase in professional fees, a $100,000 increase in occupancy and equipment expense and a $96,000 increase in data processing expense. Included in other expenses for the six months ended September 30, 2009 was $220,000 of merger related expenses.

Provision for Income Taxes

      The company recorded an income tax benefit of $139,000 in the six months ended September 30, 2009 compared to income tax expense of $378,000 in the year ago quarter.

Liquidity and Capital Resources

      The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of September 30, 2009 of $61.2 million, with unused borrowing capacity of $14.1 million.

      The Company's primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the six months ended September 30, 2009 and 2008 the Company originated loans, net of principal paydowns, of approximately $1.3 million and $21.6 million, respectively. Purchases of investment securities totaled $19.3 million and $22.4 million for the six months ended September 30, 2009 and 2008, respectively.

      Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $518.9 million at September 30, 2009, a $99.5 million increase from the $419.4 million balance at March 31, 2009.

      At September 30, 2009, the Company had outstanding commitments to originate $10.3 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $49.4 million. In addition, the Company had $1.8 million of commercial letters of credit. Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less totaled $178.2 million, or 34.4% of total deposits at September 30, 2009. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

        Management believes, as of September 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

 (dollars in thousands)
                                                 New England Bancshares, Inc.
                                                 ----------------------------
                               Required              Amount        Ratio
                               --------              ------        -----
 Tier 1 Capital                      4%             $52,841        8.03%
 Total Risk-Based Capital            8%             $56,986       12.59%
 Tier 1 Risk-Based Capital           4%             $56,986       11.67%

        The Bank's actual capital amounts and ratios as of September 30, 2009 are presented in the table.

                                                                                      To Be Well
                                                                                   Capitalized Under
                                                                 For Capital       Prompt Corrective
Provisions                                     Actual         Adequacy Purposes    Action  Provisions
                                           ---------------    -----------------    ------------------
                                           Amount    Ratio    Amount      Ratio    Amount       Ratio
                                           ------    -----    ------      -----    ------       -----
                                                         (Dollar amounts in thousands)
  Total Capital (to Risk Weighted Assets) $50,928   11.27%   $36,143     > 8.0%   $45,179      > 10.0%
  Tier 1 Capital (to Risk Weighted Assets) 46,783   10.35     18,072      > 4.0    27,108       > 6.0
  Tier 1 Capital (to Average Assets)       46,783    7.15     26,912      > 4.0    33,640       > 5.0

      Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's or the Bank's liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's or the Bank's liquidity, capital or operations.

 Off-Balance Sheet Arrangements

      In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principals, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit and letters of credit.

      For the six months ended September 30, 2009, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

      The Bank has an Asset/Liability Committees, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committees establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

      There has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors.
          ------------

      The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2009 ("Form 10-K"). The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company's business, financial condition or results of operations.

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

      On September 29, 2009, the FDIC issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect at September 30, 2009 has been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution's base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. If the proposed rule is passed, we would be required to make a payment of approximately $3.3 million to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

      The Company did not repurchased any shares of its common stock in the quarter ended September 30, 2009.

      On May 12, 2008, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 304,924 shares of the Company's outstanding shares of common stock. There were 60,524 shares that may yet be repurchased under the program as of September 30, 2009. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

        The Annual Meeting of the Stockholders of the Company was held on August 13, 2009. The results of the vote were as follows:

      1. The following individuals were elected as directors, each for a three-year term:

                                            VOTES FOR            VOTES WITHHELD
                                            ---------            --------------

        Lucien P. Bolduc                    4,643,362               471,167

        Edmund D. Donovan                   4,624,214               490,315

        Myron J. Marek                      4,567,584               546,945

        Kathryn C. Reinhard                 4,555,759               558,770


      2. The appointment of Shatswell & MacLeod & Company, P.C. as independent auditors of New England Bancshares, Inc. for the fiscal year ended March 31, 2008 was ratified by the stockholders by the following vote:

               FOR           AGAINST        ABSTAIN
               ---           -------        -------

             4,970,328       86,103         58,098

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


                                    NEW ENGLAND BANCSHARES, INC.


Dated: November 13, 2009            By:/s/ Scott D. Nogles
       ----------------------         ---------------------------------
                                    Scott D. Nogles
                                    Chief Financial Officer
                                    (principal financial officer)


Dated: November 13, 2009            By:/s/ David J. O'Connor
       ----------------------         ---------------------------------
                                    David J. O'Connor
                                    Chief Executive Officer