Form 10-Q
period 2009-12-31
New England Bancshares, Inc.
filed 2010-02-16
CIK 1338248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Issuer had 6,185,489 shares of common stock, par value $0.01 per share, outstanding as of February 10, 2010.

NEW ENGLAND BANCSHARES, INC.
FORM 10-Q

Index

Part I. FINANCIAL INFORMATION
Item1.	Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2009	March 31, 2009
ASSETS	(Unaudited)
Cash and due from banks	$8,166	$7,872
Interest-bearing demand deposits with other banks	49,625	33,554
Money market mutual funds	883	7
Total cash and cash equivalents	58,674	41,433
Interest-bearing time deposits with other banks	1,599	99
Investments in available-for-sale securities, at fair value	72,540	71,821
Federal Home Loan Bank stock, at cost	4,396	3,896
Loans, net of allowance for loan losses of $4,354 as of December 31, 2009 and $6,458 as of March 31, 2009	486,063	413,566
Premises and equipment, net	7,419	5,990
Other real estate owned	1,272	141
Accrued interest receivable	2,596	2,321
Deferred income taxes, net	4,820	3,769
Cash surrender value of life insurance	9,493	9,211
Identifiable intangible assets	1,815	2,165
Goodwill	16,629	14,701
Other assets	5,127	2,551
Total assets	$672,443	$571,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$49,873	$37,483
Interest-bearing	469,588	381,953
Total deposits	519,461	419,436
Advanced payments by borrowers for taxes and insurance	2,007	953
Federal Home Loan Bank advances	57,148	66,833
Subordinated debentures	3,908	3,901
Securities sold under agreements to repurchase	18,812	12,069
Other liabilities	3,641	4,518
Total liabilities	604,977	507,710

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	---	---
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,938,087 shares issued at December 31, 2009 and 6,420,891 shares issued at March 31, 2009	69	64
Paid-in capital	59,787	56,551
Retained earnings	16,949	16,329
Unearned ESOP shares, 215,398 shares at December 31, 2009 and 249,291 at March 31, 2009	(1,952)	(2,190)
Treasury stock, 745,598 shares at December 31, 2009 and 536,931 shares at March 31, 2009	(7,192)	(5,742)
Unearned shares, stock-based incentive plans, 21,274 shares at December 31, 2009 and 57,259 at March 31, 2009	(556)	(659)
Accumulated other comprehensive income (loss)	361	(399)
Total stockholders’ equity	67,466	63,954
Total liabilities and stockholders’ equity	$672,443	$571,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income

(Unaudited)
(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest and dividend income:
Interest on loans	$7,509	$6,267	$21,382	$18,499
Interest and dividends on securities:
Taxable	660	845	1,973	2,407
Tax-exempt	132	209	431	579
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds and FHLB stock	64	40	265	339
Total interest and dividend income	8,365	7,361	24,051	21,824

Interest expense:
Interest on deposits	2,603	2,532	8,130	7,599
Interest on advanced payments by borrowers for taxes and insurance	4	4	12	11
Interest on Federal Home Loan Bank advances	627	695	1,996	2,043
Interest on subordinated debentures	68	69	205	205
Interest on securities sold under agreements to repurchase	37	39	134	112
Total interest expense	3,339	3,339	10,477	9,970
Net interest and dividend income	5,026	4,022	13,574	11,854
Provision for loan losses	623	565	2,006	872
Net interest and dividend income after provision for loan losses	4,403	3,457	11,568	10,982

Noninterest income (charge):
Service charges on deposit accounts	326	254	925	799
Gain on securities, net	413	29	511	41
Gain on sale of loans	---	22	8	52
Increase in cash surrender value of life insurance policies	98	89	282	264
Impairment loss on securities (includes total losses of $186, net of $124 recognized in other comprehensive loss, pretax)	(10)	(105)	(51)	(2,578)
Other income	75	149	524	333
Total noninterest income (charge)	902	438	2,199	(1,089)
Noninterest expense:
Salaries and employee benefits	1,933	2,072	5,718	5,912
Occupancy and equipment expense	827	752	2,381	2,206
Advertising and promotion	39	70	105	244
Professional fees	183	168	693	415
Data processing expense	158	127	491	364
FDIC insurance	195	116	940	205
Stationery and supplies	76	44	209	124
Amortization of identifiable intangible assets	112	123	350	383
Other expense	671	391	1,788	1,172
Total noninterest expense	4,194	3,863	12,675	11,025
Income (loss) before income taxes	1,111	32	1,092	(1,132)
Income tax expense (benefit)	255	(715)	116	(377)
Net income (loss)	$856	$747	$976	$(795)

Earnings (loss) per share:
Basic	$0.14	$0.13	$0.16	$(0.14)
Diluted	0.14	0.13	0.16	(0.14)
Dividends per share	0.02	0.04	0.06	0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$976	$(795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of fair value adjustments	(277)	6
Accretion (amortization) of securities, net	(44)	5
Gain on securities, net .	(511)	(41)
Writedown of available-for-sale securities	51	2,578
Provision for loan losses	2,006	872
Gain on sale of loans, net	(8)	(52)
Change in deferred loan origination costs, net	(231)	(132)
Depreciation and amortization	707	764
Increase in accrued interest receivable	(36)	(241)
Deferred income tax expense (benefit)	441	(1,294)
Increase in cash surrender value of life insurance policies	(282)	(264)
Increase in prepaid expenses and other assets	(3,181)	(316)
Amortization of identifiable intangible assets	350	383
(Decrease) increase in accrued expenses and other liabilities	(564)	937
ESOP shares released	203	328
Compensation cost for stock option plan	96	95
Compensation cost for stock-based incentive plan	102	102

Net cash (used in) provided by operating activities	(202)	2,935

Cash flows from investing activities:
Purchases of available-for-sale securities	(33,967)	(30,202)
Proceeds from sales of available-for-sale securities	17,829	3,167
Proceeds from maturities of available-for-sale securities	20,150	10,853
Purchases of Federal Home Loan Bank stock	(35)	(324)
Purchases of interest-bearing time deposits with other banks	(1,500)	---
Cash and cash equivalents acquired from Apple Valley Bank & Trust, net of cash paid to shareholders	10,289	---
Proceeds from maturities of interest bearing time deposits with other banks	---	594
Proceeds from sale of other real estate owned	401	---
Loan originations and principal collections, net	1,902	(35,306)
Purchases of loans	(17,256)	(7,840)
Loans sold	---	6,904
Investments in life insurance policies	---	(5)
Capital expenditures - premises and equipment	(240)	(253)

Net cash provided by (used in) investing activities	(2,427)	(52,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
(continued)
	Nine Months Ended December 31,
	2009	2008

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, MMDA and savings accounts	23,944	(510)
Net increase in time deposits	4	28,397
Net increase in advanced payments by borrowers for taxes and insurance	674	752
Proceeds from Federal Home Loan Bank long-term advances	---	10,252
Principal payments on Federal Home Loan Bank long-term advances	(9,689)	(4,566)
Net increase in securities sold under agreement to repurchase	6,743	2,658
Purchase of treasury stock	(1,450)	(1,847)
Exercise of stock options	---	140
Payments of cash dividends on common stock	(356)	(647)

Net cash provided by financing activities	19,870	34,629

Net increase (decrease) in cash and cash equivalents	17,241	(14,848)
Cash and cash equivalents at beginning of period	41,433	36,239
Cash and cash equivalents at end of period	$58,674	$21,391

Supplemental disclosures:
Interest paid	$10,831	$9,968
Income taxes (received) paid	(109)	1,204
Decrease in due to broker	715	651
Decrease in due from broker	---	709
Loan transferred to other real estate owned	923	---

Acquisition of Apple Valley Bank & Trust:
Assets acquired
Cash and cash equivalents	$13,220	$--
Investments in available-for-sale securities	3,004	--
Federal Home Loan Bank stock, at cost	465	--
Loans, net of allowance for loan losses	60,233	--
Premises and equipment, net	1,881	--
Other real estate owned	260	--
Accrued interest receivable	239	--
Deferred income taxes, net	1,968	--
Other assets	77	--
Total assets acquired	81,347	--

Liabilities assumed
Deposits	76,380	--
Advanced payments by borrowers for taxes and insurance	380	--
Other liabilities	403	--
Total liabilities assumed	77,163	--

Net assets acquired	4,184	--

Acquisition costs	6,112	--

Goodwill	$1,928	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – Organization

New England Bancshares, Inc.  New England Bancshares, Inc. (the “Company”) is a Maryland corporation which was organized in December 2005 to be the holding company parent of Enfield Federal Savings and Loan Association (“Enfield Federal”), following the completion of the “second-step” mutual-to-stock conversion of Enfield Mutual Holding Company.  As a part of the second-step conversion, the Company sold 3,075,855 shares resulting in net proceeds of $27.2 million, of which $12.2 million was retained as capital by the Company and $15.0 million was infused as capital into Enfield Federal.  Shareholders of the Company immediately prior to the completion of the second-step conversion received 2.3683 shares for each share of common stock they held in the Company, resulting in an additional 1,311,863 shares being issued.

The second-step conversion was accounted for as a change in corporate form with no subsequent change in the historical carrying amounts of the Company’s assets and liabilities. Consolidated stockholders’ equity increased by the net cash proceeds from the offering. All references in the consolidated financial statements and notes thereto to share data (including the number of shares and per share amounts) have been adjusted to reflect the additional shares outstanding as a result of the offering and the share exchange.

On July 12, 2007 the Company acquired Valley Bank, Bristol, Connecticut, through a merger with Valley Bank’s holding company, First Valley Bancorp.  Under the terms of the transaction, shareholders of First Valley Bancorp received 0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock for a total of 1,068,625 shares and $10.8 million.  In addition, the Company incurred cash payments for deal expenses, payout of stock options and employee expenses totaling $2.4 million, creating $13.6 million of goodwill, none of which is deductible for tax purposes.  As a result of the acquisition of Valley Bank, the Company became the holding company for both Enfield Federal, a federal savings bank, and Valley Bank, a Connecticut chartered commercial bank.

On May 1, 2009, the Company merged Enfield Federal with and into Valley Bank, and renamed the surviving Connecticut chartered commercial bank “New England Bank”, (the “Subsidiary Merger”).  The Company retained the name of each bank at their respective branches and operates the branches as divisions of New England Bank (the “Bank”).  The Subsidiary Merger was designed to improve the efficiencies of the Company by eliminating the additional regulatory and administrative costs of maintaining two separately chartered banking subsidiaries with similar products, services and operations. The consolidation will allow the Company to reduce its operating expenses while maintaining the financial products and services offered by both banks. The combined structure will also assist the combined bank in offering a higher level of customer service.

On June 8, 2009 the Company acquired Apple Valley Bank & Trust Company (“Apple Valley Bank”) of Cheshire, Connecticut, through the merger of Apple Valley Bank with and into New England Bank.  Under the terms of the merger, shareholders of Apple Valley Bank were entitled to elect to receive either one share of New England Bancshares common stock or $8.50 in cash for each share of Apple Valley Bank common stock, subject to an aggregate allocation of

Index

60% stock and 40% cash.  The Company retained the name of Apple Valley Bank at the acquired branches and operates the branches as a division of the Bank.

New England Bank.  The Bank is a Connecticut state chartered commercial bank headquartered in Enfield, Connecticut.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential and commercial real estate loans, and to a lesser extent, in consumer, construction, commercial and small business loans.  At December 31, 2009, the Bank operated from fifteen locations in Connecticut.  Unless otherwise specified, references to the “Bank” in this quarterly report on Form 10-Q shall include Valley Bank, Enfield Federal and Apple Valley Bank prior to the Subsidiary Merger and the merger with Apple Valley Bank.

NOTE 2 – Basis of Presentation

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

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2009.

The condensed consolidated balance sheet as of March 31, 2009 was derived from the Company’s audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 – Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no anti-dilutive shares for the nine months ended December 31, 2008 as the Company reported net losses. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period.  Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

Index

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$856	$747	$976	$(795)
Weighted average common shares outstanding for computation of basic EPS	6,045	5,620	5,944	5,657
Effect of dilutive stock options and stock awards	47	95	50	---
Weighted average common shares for computation of diluted EPS	6,092	5,715	5,994	5,657
Earnings (loss) per share:
Basic	$0.14	$0.13	$0.16	$(0.14)
Diluted	$0.14	$0.13	$0.16	$(0.14)

NOTE 4 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP.  The Company adopted this standard during the third quarter of 2009.  The adoption had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  The Company is evaluating the impact that these standards will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning April 1, 2009.  The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, “Subsequent Events.”  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted this guidance during the second quarter of 2009.  In accordance with the update, the Company

Index

evaluates subsequent events through the date its financial statements are issued.  The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities.  If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis.  If either condition is met, an entity must recognize full impairment.  For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income.  In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities.  The Company adopted this guidance effective April 1, 2009.  The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures,” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly.  The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods.  The Company adopted this guidance during 2008 and the adoption did not have a material impact on the Company’s financial position and results of operations.  The enhanced disclosures related to this guidance are included in Note 8, “Fair Value Measurements,” to the consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments.”  This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements.  The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis.  The Company adopted this guidance during 2009.  The required disclosures have been included in Note 8, “Fair Value Measurements,” to the consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share.”  The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented must be adjusted retrospectively.  The adoption of this update, effective April 1, 2009, did not have a material impact on the Company’s financial position, results of operations, and earnings per share.

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This guidance changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative

Index

instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of this guidance did not have a material impact on its financial condition and results of operations.

In February 2008, the FASB updated ASC 860, “Transfers and Servicing.”  This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met.  This guidance became effective April 1, 2009.  The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 810-10, “Consolidation”, which provides new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements.  This guidance also required expanded disclosures that identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of an entity.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 805, “Business Combinations.”  The updated guidance will significantly change the accounting for business combinations.  Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009.  The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

NOTE 5 – Stock-Based Incentive Plan

At December 31, 2009, the Company maintained a stock-based incentive plan and an equity incentive plan.  For the nine months ended December 31, 2009 and 2008, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period.  The compensation cost that has been charged against income in the nine months ended December 31, 2009 and 2008 for the granting of stock options under the plans was $96,000 and $95,000, respectively.  During the nine months ended December 31, 2009, the Company granted 5,000 stock options.

The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the nine months ended December 31, 2009 and 2008 was $102,000 and $102,000.

Index

NOTE 6 – Other-Than-Temporary Impairment Losses

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$5,532	$169	$5,403	$448	$10,935	$617
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	5,021	102	--	--	5,021	102
Mortgage-backed securities	3,670	39	2,821	590	6,491	629
Total temporarily impaired securities	$14,223	$310	$8,224	$1,038	$22,447	$1,348

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at December 31, 2009 and determined the decline in fair value below amortized cost to be temporary.  In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under ASC 320-10, “Investments – Debt and Equity Securities.”  However, certain purchased beneficial interests, including non-agency mortgage-backed securities and pooled trust preferred securities are evaluated using ASC 325-40, “Beneficial Interests in Securitized Financial Assets.”

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

Index

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the nine months ended December 31, 2009 is as follows:

Total
(In Thousands)
Balance, April 1, 2009	$11
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	51

Balance, December 31, 2009	$62

For the nine months ended December 31, 2009, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of December 31, 2009:

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	16.1%	6.3%	28.2%
Default rates	3.9	0.3	13.8
Loss severity	46.5	25.0	63.5

NOTE 7 – Goodwill

The change in the carrying amount of goodwill for the nine months ended December 31, 2009 was as follows:

Balance March 31, 2009	$14,701
Merger of Apple Valley Bank	1,928
Balance December 31, 2009	$16,629

The Company has provisionally recognized $1.9 million of goodwill in conjunction with the merger of Apple Valley Bank.  The goodwill was caused by the total amount of consideration paid to the shareholders of Apple Valley Bank exceeding the fair value of net assets acquired.  The goodwill value at December 31, 2009 is provisional due to the Company awaiting a final appraisal to determine the fair market value of one of Apple Valley Bank’s branch locations, a final review of deferred taxes, and a fair value determination of the two operating leases.  During the nine months ended December 31, 2009 the Company increased goodwill for the Apple Valley Bank

Index

merger by $245,000 upon final completion of appraisal on a property classified as other real estate owned.

NOTE 8 – Fair Value Measurement Disclosures

The following table presents the fair value disclosures of assets and liabilities in accordance with ASC 820-10 which became effective for the Company’s consolidated financial statements on April 1, 2008.  The fair value hierarchy established by this guidance is based on observable and unobservable inputs participants use to price an asset or liability.  ASC 820-10 has prioritized these inputs into the following fair value hierarchy:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair value of the asset or liability and are based on the entity’s own assumptions about the assumptions that market participants would use to price the asset or liability.

Assets measured at fair value on a recurring and non-recurring basis at December 31, 2009 are summarized below.  There are no liabilities measured at fair value.

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
		(In Thousands)
Recurring:
Available-for-sale securities	$72,363	$3,534	$68,829	$	---
Impaired loans	10,909	---	10,909		---

Total assets	$83,272	$3,534	$79,738	$	---

Index

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

	December 31, 2009		March 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$58,674	$58,674	$41,433	$41,433
Interest-bearing time deposits with other banks	1,599	1,599	99	99
Available-for-sale securities	72,540	72,540	71,821	71,821
Federal Home Loan Bank stock	4,396	4,396	3,896	3,896
Loans, net	486,063	489,047	413,566	415,595
Accrued interest receivable	2,596	2,596	2,321	2,321

Financial liabilities:
Deposits	519,461	523,739	419,436	421,925
Advanced payments by borrowers for taxes and insurance	2,007	2,007	953	953
FHLB advances	57,148	59,491	66,833	69,523
Securities sold under agreements to repurchase	18,812	18,820	12,069	12,071
Subordinated debentures	3,908	1,422	3,901	1,709
Due to broker	---	---	715	715

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K and Part II, Item 1A of this Report on Form 10-Q, as well as the following factors:  interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, accounting principles and guidelines, and our ability to recognize enhancements related to our acquisition within expected time frames.  These risks and

Index

uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2009 and March 31, 2009

Assets

Total assets were $672.4 million at December 31, 2009, an increase of $100.8 million compared to $571.7 million at March 31, 2009. The increase in total assets was primarily due to $81.3 million of assets acquired in the Apple Valley Bank & Trust merger (the “Merger”) completed on June 8, 2009.  Excluding the Merger, there was a $4.0 million increase in cash and cash equivalents and a $12.3 million increase in net loans, partially offset by a $2.3 million decrease in investments available-for-sale.  At December 31, 2009, commercial real estate and commercial loans accounted for 56.2% of the total loan portfolio, compared to 57.1% at March 31, 2009.

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses on a regular basis.  The determination is based upon management’s assessment of the credit quality and composition of the loan portfolio, previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms.

The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

There have been no significant changes in the Company’s methodology for evaluating the allowance for loan losses from that discussed in the section captioned “Critical Accounting Policies -- Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K.

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

Index

Company’s allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

The following table indicates our nonperforming assets and the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

	December 31, 2009	March 31, 2009
(Dollars in thousands)
Allowance for loan losses	$4,354	$6,458
Gross loans outstanding	490,982	420,052

Nonaccrual loans:
Residential mortgage loans	$3,144	$1,905
Commercial mortgage loans	4,490	3,918
Construction mortgage loans	444	439
Commercial business loans	2,781	5,636
Consumer loans	50	28
Total nonaccrual loans	10,909	11,926
Other real estate owned	1,272	141
Total nonperforming assets	$12,181	$12,067

Allowance/Loans outstanding	0.89%	1.54%
Allowance/Nonperforming loans	39.91%	54.15%
Allowance/Nonperforming assets	35.74%	53.52%

The $10.9 million balance of nonaccrual loans at December 31, 2009 was comprised of sixty seven loans – twenty two residential real estate loans, twenty three commercial loans, twelve commercial real estate loans, eight consumer loans and two construction loans.  The thirty seven nonaccrual loans at March 31, 2009 were comprised of fourteen residential real estate loans, ten commercial loans, eight commercial real estate loans, three consumer loans and two construction loans.  Other real estate owned at December 31, 2009 consisted of two commercial real estate loans and one residential loan at March 31, 2009.  The Company acquired $3.4 million of nonaccrual loans and $260,000 of other real estate owned in the Merger.

The allowance for loan losses as a percentage of gross loans outstanding decreased from 1.54% at March 31, 2009 to 0.89% at December 31, 2009.  The decrease was caused primarily by the $4.2 million in net charge-offs during the nine months ended December 31, 2009.  In addition, during the nine months ended December 31, 2009 the Company acquired Apple Valley’s $60.2 million in net loans.  In accordance with FASB Statement No. 141(R), the allowance for loan losses of Apple Valley was not consolidated into New England Bank’s allowance for loan losses.  Instead, individual loan book values were reduced by the estimated credit loss associated with the allowance for loan losses.  If the $697,000 of credit losses on Apple Valley loans was consolidated into New England Bank’s allowance, the ratio of allowance for loan losses to gross loans outstanding would have been 1.03% at December 31, 2009.  During the nine months ended December 31, 2009, loans written-off as uncollectible equaled $4.2 million, of which $3.0 million was related to commercial business loans to one borrower with collateral consisting of real estate, accounts receivable, inventory and fixed assets.

Index

Liabilities

Total liabilities were $605.0 million at December 31, 2009, an increase of $97.3 million compared to $507.7 million at March 31, 2009.  The increase in total liabilities was caused primarily by the $77.2 million of liabilities assumed in conjunction with the Merger.  Excluding the Merger, there was a $23.6 million increase in total deposits and a $6.7 million increase in securities sold under agreements to repurchase, partially offset by a $9.7 million decrease in Federal Home Loan Bank advances.  At December 31, 2009, deposits are comprised of savings accounts totaling $72.0 million, money market deposit accounts totaling $89.4 million, demand and NOW accounts totaling $67.3 million, and certificates of deposits totaling $290.8 million.  Since March 31, 2005, the Company has experienced a shift in deposits as customers with generally lower-yielding savings accounts invest those funds in generally higher-yielding money market accounts and certificates of deposit.

Stockholders’ Equity

Total stockholders’ equity increased $3.5 million to $67.5 million at December 31, 2009 from $64.0 million at March 31, 2009.  The increase was primarily caused by the $3.1 million of stock issued in the Merger, the $760,000 increase in accumulated other comprehensive income and net income of $831,000, partially offset by the $1.5 million of treasury stock purchases.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

General

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings.  The Company also generates noninterest income, primarily from fees and service charges.  Gains on sales of securities and increases in cash surrender value of life insurance policies are additional sources of noninterest income.  The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising and promotion, data processing, professional fees and other operating expense.

Net Income

For the three months ended December 31, 2009, the Company reported net income of $856,000, compared to $747,000 for the year ago period.  Basic and diluted income per share for the quarter ended December 31, 2009 were $0.14 each compared to $0.13 each for the quarter ended December 31, 2008.  During the three months ended December 31, 2008, the Company recorded a $715,000 tax benefit compared to a tax expense of $255,000 for the 2009 period.

Index

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2009 and 2008 totaled $5.0 million and $4.0 million, respectively.  The increase for the quarter was primarily due to an increase in average interest-earning assets of $129.1 million, partially offset by a $121.7 million increase in average interest-bearing liabilities. The increase in assets and liabilities was primarily due to the Merger.  A 68 basis point decrease in rates paid on average interest-earning assets was largely offset by a 66 basis point decrease in rates paid on average interest-bearing liabilities.  The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 3.00% for the quarter ended December 31, 2008 to 2.97% for the quarter ended December 31, 2009.  The Company’s net interest margin for the quarter ended December 31, 2009 was 3.19% compared to 3.32% in the year earlier period.

Interest and dividend income amounted to $8.4 million and $7.4 million for the three months ended December 31, 2009 and 2008, respectively.  Average interest-earning assets were $624.8 million for the quarter ended December 31, 2009; an increase of $129.1 million, or 26.0%, compared to $495.7 million for the quarter ended December 31, 2008.  The increase in average interest-earning assets was caused primarily by a $92.1 million increase in average net loans.  The yield earned on average interest-earning assets decreased to 5.31% for the three months ended December 31, 2009 from 5.99% for the three months ended December 31, 2008, due primarily to the lower yields on loans, federal funds sold and FHLB stock.  On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on dividends and the repurchase of excess stock held by its members.  The moratorium continued through calendar 2009 and will remain in effect indefinitely.

Interest expense for the quarters ended December 31, 2009 and 2008 was $3.3 million.  Average interest-bearing liabilities grew $121.7 million during the quarter ended December 31, 2009 from $432.9 million to $554.6 million primarily due to a $117.2 million increase in average total deposits and a $4.0 million increase in average repurchase agreements.  The average rate paid on interest-bearing liabilities decreased to 2.39% for the quarter ended December 31, 2009 from 3.06% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase.  The average rate paid on certificates of deposit decreased from 3.64% for the quarter ended December 31, 2008 to 2.85% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the quarters ended December 31, 2009 and 2008 were $623,000 and $565,000, respectively.  The additions to the allowance for loan losses reflected continued growth in the loan portfolio, high amount of charge-offs and the challenging economic climate, partially offset by a slight decrease in nonaccrual loans from March 31, 2009 to December 31, 2009.

Index

Noninterest Income

For the quarter ended December 31, 2009 noninterest income was $902,000 compared to $438,000 for the quarter ended December 31, 2008.  Affecting noninterest income for the three months ended December 31, 2009 was a $413,000 gain on sale of securities.  The Company held auction rate securities in three public entities for which the Company had written-down the investments in the prior fiscal year.  In the current quarter the Company converted these auction rate securities into the underlying preferred stock and sold two of the investments and recorded a gain on sale of investment of $376,000.

Noninterest Expense

Noninterest expense for the quarter ended December 31, 2009 was $4.2 million, an increase of $331,000, or 8.6%, from $3.9 million in the quarter ended December 31, 2008. The increase was caused by a $280,000 increase in other expense, a $79,000 increase in FDIC insurance, and a $75,000 increase in occupancy and equipment expense, partially offset by a $139,000 decrease in salaries and employee benefits.

Provision for Income Taxes

The company recorded income tax expense of $255,000 for the quarter ended December 31, 2009, compared to an income tax benefit of $715,000 for the quarter ended December 31, 2008.

Comparison of Operating Results for the Nine Months Ended December 31, 2009 and 2008

Net Income

For the nine months ended December 31, 2009, the Company reported net income of $976,000, compared to a net loss of $795,000 for the year ago period.  Basic and diluted income per share for the nine months ended December 31, 2009 were $0.16 each compared to basic and diluted loss per share of $0.14 each for the nine months ended December 31, 2008.  During the nine months ended December 31, 2009, the Company recorded a $340,000 FDIC special assessment, $220,000 of merger related expenses, a $511,000 gain on securities, and a $175,000 gain on sale of the operating assets of Riverside Investments, the Bank’s investment management division.  During the nine months ended December 31, 2008, the Company recorded a $2.5 million other than temporary impairment charge on its auction rate security portfolio.

Net Interest and Dividend Income

Net interest and dividend income for the nine months ended December 31, 2009 and 2008 totaled $13.6 million and $11.9 million, respectively.  The increase for the period was primarily due to an increase in average interest-earning assets of $117.9 million and a 55 basis point decrease in the rate paid on average interest-bearing liabilities, partially offset by a $116.1 million increase in average interest-bearing liabilities and a 74 basis point decrease in the yield on average interest-earning assets. The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 2.92% for the nine months ended December 31, 2008 to 2.75% for the nine months ended December 31, 2009.  The Company’s net interest margin for the nine months ended December 31, 2009 was 3.03% compared to 3.34% in the year earlier period.

Index

Interest and dividend income amounted to $24.1 million and $21.8 million for the nine months ended December 31, 2009 and 2008, respectively.  Average interest-earning assets were $602.2 million for the nine months ended December 31, 2009; an increase of $117.9 million, or 24.3%, compared to $484.3 million for the nine months ended December 31, 2008.  The increase in average interest-earning assets was caused primarily by an $87.7 million increase in average net loans.  The yield earned on average interest-earning assets decreased to 5.33% for the nine months ended December 31, 2009 from 6.07% for the nine months ended December 31, 2008, due primarily to the lower yields on loans, federal funds sold and FHLB stock.

Interest expense for the nine months ended December 31, 2009 was $10.5 million, an increase of $507,000, or 5.1%, from the amount reported in the same quarter last year.  Average interest-bearing liabilities grew $116.1 million during the nine months ended December 31, 2009 to $537.1 million primarily due to a $103.6 million increase in average total deposits and a $6.3 million increase in average repurchase agreements.  The average rate paid on interest-bearing liabilities decreased to 2.59% for the nine months ended December 31, 2009 from 3.14% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase.  The average rate paid on certificates of deposit decreased from 3.77% for the nine months ended December 31, 2008 to 3.05% for the current year period as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the nine months ended December 31, 2009 and 2008 were $2.0 million and $872,000, respectively.  The additions to the allowance for loan losses reflected continued growth in the loan portfolio and increases in nonaccrual loans and charge-offs.

Noninterest Income (Charge)

For the nine months ended December 31, 2009 noninterest income was $2.2 million, compared to a noninterest charge of $1.1 million for the prior year period.  Affecting noninterest income for the nine months ended December 31, 2008 was an other-than-temporary charge of $2.6 million explained above.  Service charges on deposit accounts increased $126,000, gain on securities increased $470,000 and other income increased $191,000.  The Company held auction rate securities in three public entities for which the Company had written-down the investments in the prior fiscal year.  In the current period the Company converted these auction rate securities into the underlying preferred stock and sold two of the investments and recorded a gain on sale of investment of $376,000.

Noninterest Expense

Noninterest expense for the nine months ended December 31, 2009 was $12.7 million, an increase of $1.7 million, or 15.0%, from $11.0 million in the nine months ended December 31, 2008. The increase was caused by a $735,000 increase in FDIC insurance assessment, a $616,000 increase in other expenses, a $278,000 increase in professional fees, a $175,000 increase in occupancy and equipment expense and a $127,000 increase in data processing expense.  Included in other expenses for the nine months ended December 31, 2009 was $220,000 of merger related expenses, $266,000 of loan collection expense and $132,000 of REO expense.

Index

Provision for Income Taxes

The company recorded income tax expense of $116,000 in the nine months ended December 31, 2009 compared to an income tax benefit of $377,000 in the year ago period.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations.  The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management.  The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of December 31, 2009 of $57.1 million, with unused borrowing capacity of $19.7 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities.  During the nine months ended December 31, 2009 and 2008 the Company originated loans, net of principal paydowns, of approximately $(1.9) million and $35.3 million, respectively. Purchases of investment securities totaled $34.0 million and $30.2 million for the nine months ended December 31, 2009 and 2008, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Total deposits were $519.5 million at December 31, 2009, a $100.0 million increase from the $419.4 million balance at March 31, 2009, primarily due to the Merger.

At December 31, 2009, the Company had outstanding commitments to originate $11.3 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $49.7 million.  In addition, the Company had $1.9 million of commercial letters of credit.  Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments.  Retail certificates of deposit scheduled to mature in one year or less totaled $175.5 million, or 33.8% of total deposits at December 31, 2009.  The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Index

Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

(dollars in thousands)

		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$48,662	7.37%
Total Risk-Based Capital	8%	$53,016	10.65%
Tier 1 Risk-Based Capital	4%	$53,016	11.60%

The Bank’s actual capital amounts and ratios as of December 31, 2009 are presented in the table.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$52,358	11.48%	$36,494	> 8.0%	$45,618	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	48,004	10.52	18,247	> 4.0	27,371	> 6.0
Tier 1 Capital (to Average Assets)	48,004	7.29	26,348	> 4.0	32,935	> 5.0

Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company’s or the Bank’s liquidity, capital or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company’s or the Bank’s liquidity, capital or operations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

For the nine months ended December 31, 2009, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

Net Interest Income Simulation Analysis

The Bank analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

The Bank’s goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income.  Interest income simulations are completed quarterly and presented to the Asset/Liability Committee.  The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions.  The numerous assumptions used in the simulation processes are reviewed by the Asset/Liability Committee on a quarterly basis.  Changes to these assumptions can significantly affect the results of the simulation.  The simulations incorporate assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates.  The simulation analyses incorporate managements’ current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

The simulation analyses are only an estimate of the Bank’s interest rate risk exposure at a particular point in time.  The Bank continually reviews the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

Item 4T.	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for

Index

the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A.	Risk Factors.

The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 (“Form 10-K”).  The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.  The risks described below and in our Form 10-K are not the only risks facing the Company.  Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.

Any future Federal Deposit Insurance Corporation insurance premium increases or special assessments will adversely affect our earnings.

As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  We recorded an expense of $311,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The FDIC has also increased its maximum quarterly assessment rates and amended the method by which rates are calculated. [Quarterly assessments paid by New England Bank during the first nine months of fiscal 2010 equaled $940,000, compared to $205,000 for the same period in 2008.] Any further special assessments or increases to quarterly assessment rates will adversely affect our earnings.

In addition, in November 2009 the Federal Deposit Insurance Corporation adopted a rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  On December 30, 2009, New England Bank prepaid approximately $3.3 million in estimated quarterly assessment fees for the fourth calendar quarter of 2009 through the fourth calendar quarter of 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect New England Bank’s capital or tax obligations.

Index

The United States economy remains weak and unemployment levels are high.  The prolonged economic downturn will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Our inability to successfully integrate the operations of Apple Valley Bank & Trust Company could hurt our earnings.

Our acquisition of Apple Valley Bank & Trust Company (“Apple Valley Bank”) involves the integration of banks that have previously operated independently. The difficulties of combining the operations of the banks include:

•	integrating personnel with diverse business backgrounds;

•	combining different corporate cultures; and

•	retaining key employees.

         The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the banks will require the experience and expertise of certain key employees of Apple Valley Bank who are expected to be retained by us. We may not be successful in retaining these employees for the time period necessary to successfully integrate Apple Valley Bank’s operations with those of ours. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the banks’ operations could have an adverse effect on our business and results of operation following the merger.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 198,354 shares of its common stock in the quarter ended December 31, 2009 as follows:

For the three months ended December 31, 2009	Total shares repurchased	Average price paid per share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October	---	$	---	---	60,524
November	600		5.04	600	59,924
December	197,754		7.00	---	59,924
Total	198,354		$6.99	600	59,924

On May 12, 2008, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 304,924 shares of the Company’s outstanding shares of common stock.  There were 60,524 shares that may yet be repurchased under the program as of September 30, 2009.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

On December 8, 2009 the Company purchased 197,754 shares in a privately negotiated transaction with a stockholder which was outside of the Company’s publicly announced repurchase program explained above.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Index

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

NEW ENGLAND BANCSHARES, INC.

Dated:	February 16, 2010	By:	/s/ Scott D. Nogles
Scott D. Nogles
Chief Financial Officer
(principal financial officer)

Dated:	February 16, 2010	By:	/s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer