Form 10-K
period 2010-03-31
New England Bancshares, Inc.
filed 2010-06-25
CIK 1338248

SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

  FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2010
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to  ____________________

Commission File No. 001-51589

New England Bancshares
(Exact name of registrant as specified in its charter)

Maryland	04-3693643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

855 Enfield Street, Enfield, Connecticut	06082
(Address of Principal Executive Offices)	Zip Code

(860) 253-5200
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒   NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

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
(Do not check box if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of June 10, 2010, there were outstanding 6,172,989 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 10, 2010, is $44,083,785.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

This annual report on Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe the Company’s future plans, strategies and expectations.  These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the Company’s operations include, but are not limited to, the items described in “Risk Factors” appearing in Part I, Item 1A of this annual report and changes in:  interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company does not undertake — and, except as may be required by applicable law, specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.                  BUSINESS

General

New England Bancshares, Inc.  New England Bancshares, Inc. (“New England Bancshares,” or the “Company”) is a Maryland corporation and the bank holding company for New England Bank (the “Bank”).  The principal asset of the Company is its investment in the Bank.

The Company was organized in 2005 in connection with the “second-step” mutual-to-stock conversion of Enfield Mutual Holding Company.  For additional information regarding the second-step conversion, see note 1 to the notes to consolidated financial statements included in Part II, Item 8 of this annual report.  Reference is made to “New England Bancshares” or the “Company” for periods both before and after the second-step conversion.

The principal asset of the Company is its investment in the Bank.

New England Bank. The Bank, incorporated in 1999, is a Connecticut chartered commercial bank headquartered in Enfield, Connecticut.  The Bank’s deposits are insured by the FDIC.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential real estate loans, commercial real estate loans, and commercial loans, and to a lesser extent, construction and consumer loans.

The Bank, formerly named Valley Bank, was acquired by New England Bancshares in July 2007.  Prior to acquiring the Bank, the Company was the savings and loan holding company for Enfield Federal Savings and Loan Association (“Enfield Federal”), a federal savings association.  The Company operated Valley Bank and Enfield Federal as separate subsidiaries until May 2009, when Enfield Federal was merged with and into Valley Bank, and the combined bank was renamed New England Bank. The Company has retained the name of each bank at their respective branches and operates the branches as divisions of New England Bank.  References in the Form 10-K to the Bank shall mean New England Bank or its predecessors.

On June 8, 2009 the Company acquired Apple Valley Bank & Trust Company (“Apple Valley”) of Cheshire, Connecticut, through the merger of Apple Valley into New England Bank.  The Company has retained the name Apple Valley at the acquired branches and operates the branches as divisions of New England Bank.

New England Bancshares’ Website and Availability of Securities and Exchange Commission Filings

New England Bancshares’ internet website is www.nebankct.com.  New England Bancshares makes available free of charge on or through its website its annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and any amendments to these reports filed or furnished pursuant to the Securities and Exchange act of 1934, as soon as reasonably practicable after New England Bancshares electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  Except as specifically incorporated by reference into this annual report, information on our website is not a part of this annual report.

Market Area

The Bank conducts its operations through its 15 full service banking offices, including its main office and one additional branch office in Enfield and its branch offices in Bristol, Broad Brook, Cheshire, East Windsor, Manchester, Ellington, Southington, Suffield, Terryville, Wallingford and Windsor Locks, Connecticut.  Deposits are gathered from, and lending activities are concentrated primarily in the towns of, and the communities contiguous to, its branch offices.

According to published statistics, Hartford County’s 2009 population was approximately 879,800, an increase of approximately 2.6% from 2000.  In 2008, there were approximately 364,700 housing units in Hartford County, an increase of 8.8% from 2000.  Median household income for Hartford County in 2008 was $64,000, compared to approximately $68,300 for Connecticut.

Competition

We face intense competition both in making loans and attracting deposits.  As of June 30, 2009, the most recent date for which data is available from the FDIC, we held approximately 1.5% of the deposits in Hartford County, where the Bank has 11 out of its 15 branches, which was the 11th largest share of deposits out of 25 financial institutions in the county.  Central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England.  Many of these competitors have greater resources than we do and may offer products and services that we do not provide.

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

Residential Loans.  At March 31, 2010, residential loans, excluding home equity loans and lines of credit, totaled $172.8 million or 33.2% of total loans.  At March 31, 2010, 79.5% of our residential loans were fixed-rate and 20.5% were adjustable-rate.

We originate fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years.  Management establishes the loan interest rates based on market conditions.  We offer mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $417,000.

We also currently offer adjustable-rate mortgage loans, with an interest rate based on the one-year Constant Maturity Treasury Bill index.  Our adjustable rate mortgage loans adjust annually either from the outset of the loan or after a three-, five- or ten-year initial fixed period and with terms of up to 30 years, with the majority of adjustable rate loans adjusting after a five-year period.  Interest rate adjustments on such loans are generally limited to no more than 2% during any adjustment period and 6% over the life of the loan.

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

The Bank previously offered its full-time employees who satisfy certain criteria and our general underwriting standards fixed- and adjustable-rate residential mortgage loans with reduced interest rates 50 basis points below the rates offered to our other customers.  The employee mortgage rate normally ceases upon termination of employment.  Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended.  All other terms and conditions contained in the original mortgage and note continued to remain in effect.  Currently, the Bank does not offer this type of program.  As of March 31, 2010, we had $2.4 million of employee residential mortgage loans, or 0.47% of net loans.

Home Equity Loans and Lines of Credit.  We offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences.  At March 31, 2010, home equity loans and equity lines of credit totaled $40.2 million, or 7.7% of total loans.  Additionally, at March 31, 2010, the unadvanced amounts of home equity lines of credit totaled $13.4 million.  Home equity loans are offered with fixed rates of interest and with terms up to 15 years.  Home equity lines of credit are offered with adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans.  We will offer home equity loans with maximum combined loan-to-value ratios of 90%, provided that loans in excess of 80% will generally be charged a higher rate of interest.  A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement.  During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest.  If not renewed, the Bank requires the borrower to pay back the amount outstanding under the line of credit over a term not to exceed 10 years, beginning at the end of the 10-year period.  After the initial 10-year period, the Bank requires the borrower to pay back the amount outstanding in full.

Commercial Real Estate Loans.  We originate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area.  At March 31, 2010, commercial real estate loans totaled $205.2 million, or 39.5% of total loans, compared to 27.0% of total loans at March 31, 2007.  Our commercial real estate loans are generally made with terms of up to 25 years.  These loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal plus a margin of 100 basis points or the five-year Federal Home Loan Bank (the “FHLB”) Classic Advance Rate plus a margin of 225 to 325 basis points.  We generally do not make these loans with loan-to-value ratios exceeding 80%.  At March 31, 2010, the largest commercial real estate loan was a $5.5 million loan, which was secured by a hotel.  This loan was performing according to its terms at March 31, 2010.

Construction Loans.  We make construction loans for commercial and residential development projects.  The projects include subdivision, multi-family, apartment, small industrial, retail and office buildings.  These loans generally have an interest-only phase during construction, which is usually 12 months, and then convert to permanent financing.  Disbursements of funds are at the sole discretion of the Bank and are based on the progress of construction.  At March 31, 2010, commercial construction loans totaled $18.4 million, or 3.5% of total loans, and the unadvanced portion of these construction loans totaled $3.1 million.  Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised value or cost of the project, whichever is less.  At March 31, 2010, the largest commercial loan commitment was for $4.2 million, all of which was disbursed.  The loan was performing according to its terms at March 31, 2010.

We originate construction loans to individuals for the construction and acquisition of single-family personal residences.  At March 31, 2010, residential construction loans amounted to $1.1 million, or 0.2% of total loans, and the unadvanced portion of these construction loans totaled $312,000.  Our residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan-to-value ratio of 90% of the appraised value or cost of the project, whichever is less.  At March 31, 2010, the largest residential construction loan commitment was for $417,000, of which $225,000 was disbursed.  The loan was performing according to its terms at March 31, 2010.

Commercial Loans.  At March 31, 2010, we had $74.9 million in commercial loans, which amounted to 14.4% of total loans.  In addition, at such date, we had $33.2 million of unadvanced commercial lines of credit.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans.  Commercial loans and lines of credit are made with either variable or fixed rates of interest.  Variable rates are generally based on the prime rate as published in The Wall Street Journal, plus a margin.  Fixed-rate business loans are generally indexed to the two-, five- or ten-year FHLB Amortizing Advance Rate, as corresponds to the term of the loan, plus a margin.  The Company generally does not make unsecured commercial loans.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment.  Our commercial loans are also supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.  At March 31, 2010, our largest commercial loan was a $2.8 million commercial line of credit secured by inventory and real estate.  The loan was performing according to its terms at March 31, 2010.

Consumer Loans.  We offer fixed rate loans secured by mobile homes.  These loans have terms up to 25 years and loan to values up to 90% of the home’s value and require that the borrower obtain hazard insurance.  At March 31, 2010, mobile home loans totaled $5.2 million or 1.0% of total loans and 71.3% of consumer loans.  For the fiscal year ended March 31, 2010, the Company originated $1.3 million of mobile home loans.

We also offer fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide.  At March 31, 2010, automobile loans totaled $1.0 million or 0.2% of total loans and 13.7% of consumer loans.

Other consumer loans at March 31, 2010 amounted to $1.1million, or 0.2% of total loans and 15.0% of consumer loans.  These loans include secured and unsecured personal loans.  Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years.  Collateral loans are generally secured by a passbook account or a certificate of deposit.

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

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family and commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, and profitability and the value of the underlying property.  In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service divided by debt service) of at least 1.20x.  Independent appraisals and environmental surveys are generally required for commercial real estate loans of $250,000 or more.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value has historically tended to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

We generally retain most of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.  The sales occur at time of origination; therefore no loans have been classified as held-for-sale.  We sold $2.0 million of participation interests in fiscal 2009 and none in fiscal 2010.  In fiscal 2007, the Bank commenced selling long-term, fixed rate residential loans to the Federal Home Loan Bank (the “FHLB”) to assist with managing our interest rate risk and increasing our net interest margin.  Loans are sold with servicing retained and the loans have recourse to the Company on a formula basis.  The Bank sold $1.7 million of these loans in fiscal 2009 and none in fiscal 2010.  The Bank originates and sells one- to four-family residential loans to several mortgage brokers and mortgage bankers.  One such arrangement requires the Bank to repurchase any loans which become delinquent within four months after the date of sale; no such repurchases have been required.  The Bank sold $5.4 million of these loans in fiscal 2009 and none in fiscal 2010.

We purchase participation interests from other community-based financial institutions, primarily commercial real estate loans, commercial construction loans, commercial loans and residential loans.  Such loans totaled $78.6 million and $49.9 million at March 31, 2010 and 2009, respectively.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.  We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower.  Additionally, we receive periodic updates on the loan from the lead lender.  We have not historically purchased any whole loans.  However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

Loan Approval Procedures and Authority.  Our lending policies and loan approval limits are recommended by senior management, reviewed by the Executive Credit Committee of the Board of Directors and approved by the Bank’s Board of Directors.  The Executive Credit Committee consists of 5 independent directors of the Bank’s Board of Directors and the Chief Executive Officer and President of the Company.  One of the independent directors serves as the Chairman of the Committee.  The Chief Loan Officer and the Market President of the Bank and the Senior Risk Officer of the Company also serve as non-voting members of the committee.  Each individual’s lending authority limit is based on his or her experience and capability and reviewed annually by the Bank’s board.  Loan approvals consist of at least 2 management signatures with the higher lending authority determining the level of approval.  Any extension of credit that exceeds management’s authority requires the approval of the Bank’s Credit Committee.  The Bank’s Credit Committee can approve extensions of credit in amounts up to $1.5 million.  Extensions of credit greater than $1.5 million must be approved by the Executive Credit Committee.  Any extensions of credit which would exceed $4.5 million for the Company also require the approval of the Bank’s Board of Directors.  Notwithstanding individual and joint lending authority, board approval is required for any request involving any compromise of indebtedness, such as the forgiveness of unpaid principal, accrued interest, accumulated fees, or acceptance of collateral or other assets in lieu of payment.

Loan Commitments.  We issue commitments for fixed-rate and adjustable-rate mortgage loans, and commercial loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.

Investment Activities

The Board of Directors of the Bank reviews and approves the investment policy annually.  The Board of Directors is responsible for establishing policies for conducting investment activities, including the establishment of risk limits.  The Board of Directors reviews the investment portfolio and reviews investment transactions on a monthly basis and is responsible for ensuring that the day-to-day management of the investment portfolio is conducted by qualified individuals.  The Board of the Bank has directed the Bank to implement investment policies based on the Board’s established guidelines as reflected in the respective written investment policies, and other established guidelines, including those set periodically by the Asset/Liability Management Committees.  The Bank’s management  presents the Asset/Liability Management Committee with potential investment strategies and investment portfolio performance reports, on a quarterly basis.

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

In determining our investment strategies, we consider the interest rate sensitivity, yield, credit risk factors, maturity and amortization schedules, collateral value and other characteristics of the securities to be held.  We also consider the secondary market for the sale of assets and the ratings of debt instruments in which it invests and the financial condition of the obligors issuing such instruments.

We have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, and corporate debt instruments.  We primarily invest in: U.S. agency obligations; collateralized mortgage obligations and mortgage-backed securities; and municipal obligations.  With respect to municipal obligations, our investment policy provides that all municipal issues must be rated investment grade or higher to qualify for its portfolio.  If any such municipal issues in our investment portfolio are subsequently downgraded below the minimum requirements, it is our general policy to liquidate the investment.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of our funds for lending and other investment purposes.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of the State of Connecticut.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook and savings accounts, and certificates of deposit.  At March 31, 2010, core deposits, which consist of savings, demand, NOW and money market accounts, comprised 44.6% of our deposits.  We do not currently utilize brokered funds.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates, but not to be the market leader.

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

Borrowings.  We utilize advances from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of our mortgage loans, provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

Securities sold under agreements to repurchase are customer deposits that are invested overnight in U.S. government or U.S. government agency securities.  The customers, predominantly commercial customers, set a predetermined balance and deposits in excess of that amount are transferred into the repurchase account from each customer’s checking account. The next banking day, the funds are recredited to their individual checking account along with interest earned at market rates.  These types of accounts are often referred to as sweep accounts.

Financial Services

In 2006 the Bank started offering full-time access to advisory and investment services to consumers and businesses on retirement planning, individual investment portfolios, and strategic asset management.  The services provided by the Bank through Riverside Investment Services include mutual funds, life insurance, tax and estate planning, and investment portfolio analysis.  The Bank has a broker/dealer relationship with Linsco/Private Ledger.  For the period ended March 31, 2009 the Bank recorded income of $341,000 from such services.  The Bank sold Riverside Investment Services during fiscal 2010 for $175,000.

Personnel

As of March 31, 2010, we had 115 full-time employees and 26 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION

General

As a bank holding company, New England Bancshares is required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Federal Reserve.  New England Bank, as a state commercial bank, is subject to extensive regulation, examination and supervision by the Connecticut Department of Banking, as its primary state regulator, and the FDIC, as its deposit insurer.  New England Bank is a member of the Federal Home Loan Bank System.  New England Bank must file reports with the Connecticut Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The Connecticut Department of Banking and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the Connecticut Department of Banking, the FDIC, the Federal Reserve Board or the United States Congress, could have a material adverse impact on New England Bancshares, New England Bank and their operations.

Certain of the applicable regulatory requirements are referred to below.  This description of statutory provisions and regulations applicable to savings institutions and their holding companies does not purport to be a complete description of such statutes and regulations and their effect on New England Bancshares and New England Bank and is qualified in its entirety by reference to the actual statutes and regulations involved.

Federal and State Banking Regulation

Business Activities.  The activities of New England Bank, a state commercial bank, are governed by the Connecticut Department of Banking and the FDIC, which regulate, among other things, the scope of the business of a bank, the investments a bank must maintain, the nature and amount of collateral for certain loans a bank makes, the establishment of branches and the activities of a bank with respect to mergers and acquisitions.

Loans-to-One-Borrower Limitations.  As a Connecticut chartered commercial bank, New England Bank is generally subject to the same limits on loans to one borrower as a national bank.  With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of its unimpaired capital and surplus.  The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral.  At March 31, 2010, the Bank’s loans-to-one borrower limitation was $7.8 million and the largest aggregate outstanding balance of loans to one borrower was $7.0 million.

Capital Requirements.  The FDIC has issued regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, such as New England Bank.  Under the regulations, a bank generally is deemed to be (i) “well-capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or more, a Tier I Risk-Based Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well-capitalized;” (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight and regulation.

The following table presents the Bank’s capital position at March 31, 2010.

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$52,148	11.14%	$37,442	>8.0%
Tier 1 Capital (to Risk Weighted Assets)	47,523	10.15	18,721	>4.0
Tier 1 Capital (to Average Assets)	47,523	7.34	25,912	>4.0

Prompt Corrective Action. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.  The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratio actually warrants such treatment.

In addition to restrictions and sanctions imposed under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate.  The federal banking agencies have promulgated regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; and fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standards prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the FDIC.

Limitation on Capital Distributions.  State and federal statutory and regulatory limitations apply to New England Bank’s payment of dividends to shareholders. The prior approval of the Connecticut Department of Banking is required if the total of all dividends declared by a bank in any calendar year exceeds the bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. The payment of dividends by New England Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Assessment for Examinations.  The Bank’s operations are subject to examination by the FDIC and the State of Connecticut Department of Banking.  The assessments paid by New England Bank for such examinations for the year ended March 31, 2010 totaled $32,000.

Enforcement.  New England Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws.

Insurance of Deposit Accounts. New England Bank’s deposits are insured up to applicable limits by the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institutions is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.

In 2009, the FDIC imposed a special emergency assessment on all insured institutions in order to cover losses to the Deposit Insurance Fund resulting from bank failures.  New England Bank recorded an expense of $313,000 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, New England Bank prepaid approximately $3.3 million in estimated assessment fees.  Because the prepaid assessments represent the prepayment of future expense, they do not affect New England Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Transactions with Related Parties.  New England Bank’s authority to engage in transactions with its affiliates is governed by the Federal Reserve Act and implementing regulations.  The Federal Reserve Act limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings.  Any covered transaction with an affiliate, such as the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions, must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors.  However, that act contains a specific exception for loans by New England Bank to its executive officers and directors in compliance with federal banking laws.  Under such laws, New England Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited.  Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders.  There are also certain limitations on the amount of credit extended to insiders, individually and in the aggregate, which limits are based, in part, on the amount of New England Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by New England Bank’s board of directors.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, New England Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for New England Bank, nor does it limit their discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with their examination of New England Bank to assess New England Bank’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by New England Bank.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  New England Bank received a “Satisfactory” CRA rating in their most recent examination.

Federal Home Loan Bank System.  New England Bank is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions.  The Bank is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  As of March 31, 2010, New England Bank was in compliance with this requirement with investments in the capital stock of the Federal Home Loan Bank of Boston of $4.4 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would be affected.

Federal Reserve System

Under Federal Reserve Board regulations, New England Bank is required to maintain noninterest-earning reserves against its transaction accounts.  The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $48.3 million or less, subject to adjustment by the Federal Reserve Board, and reserves of 10%, subject to adjustment by the Federal Reserve Board, against that portion of total transaction accounts in excess of $48.3 million.  The first $7.8 million of otherwise reservable balances, subject to adjustment by the Federal Reserve Board, are exempted from the reserve requirements.  New England Bank is in compliance with these requirements.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

New England Bancshares is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis).

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies can affect the ability of New England Bancshares to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

New England Bancshares and New England Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of New England Bancshares or New England Bank.

The status of New England Bancshares as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  New England Bancshares and New England Bank report their consolidated taxable income on a fiscal year basis ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to New England Bancshares and New England Bank.  The Company is currently under audit by the Internal Revenue Service.

Distributions.  To the extent that the Company makes “non-dividend distributions” to stockholders, such distributions will be considered to result in distributions from its unrecaptured tax bad debt reserve as of December 31, 1987 (the “base year reserve”), to the extent thereof and then from the Company’s supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Company’s income.  Non-dividend distributions include distributions in excess of the Company’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.  Dividends paid out of the Company’s current or accumulated earnings and profits will not be included in the Company’s income.

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

Elimination of Dividends.  New England Bancshares may exclude from its income 100% of dividends received from New England Bank as a member of the same affiliated group of corporations.

State Taxation

New England Bancshares and New England Bank file Connecticut income tax returns on a consolidated basis.  Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Connecticut tax.  The Company is not currently under audit with respect to its Connecticut income tax returns and its state tax returns have not been audited for the past five years.

ITEM 1A.              RISK FACTORS

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

At March 31, 2010, our loan portfolio consisted of $205.2 million, or 39.5% of commercial real estate loans, $19.5 million, or 3.7% of construction loans and $74.9 million, or 14.4% of commercial business loans.  We intend to increase our emphasis on these types of loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial and construction borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Changes in interest rates could have an impact on earnings.

The Company’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments, and interest paid on deposits and borrowings. The financial services industry has been experiencing a narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings.  This situation could adversely affect the Company’s earnings and financial condition. While the Company cannot predict or control changes in interest rates, the Company has policies and procedures to manage the risks associated with changes in market interest rates.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  As of June 30, 2009, we held 1.5% of the deposits in Hartford County, which was the 11th largest market share of deposits out of the 25 financial institutions in the county.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

A prolonged downturn in the Connecticut economy or real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in Connecticut.  We are operating in a challenging and uncertain economic environment, both nationally and locally, as the U.S. economy entered a recession in early 2008.  The continued declines in real estate values and home sales volumes along with greater financial stress on borrowers due to the uncertain economic environment and rising unemployment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Continued economic uncertainty may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could result in increased loan delinquencies, problem assets and foreclosures.  If poor economic conditions result in decreased demand for the Company’s products and services our financial condition and results of operations could be adversely affected.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

New England Bank is subject to extensive regulation, supervision and examination by the Connecticut Department of Banking, the Bank’s chartering authority, and by the FDIC, as insurer of its deposits.  New England Bancshares is subject to regulation and supervision by the Federal Reserve Board, as well as the Connecticut Department of Banking.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of New England Bank.  The regulation and supervision by the Connecticut Department of Banking, Federal Reserve Board and the FDIC are not intended to protect the interests of investors in New England Bancshares common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

The Company currently conducts its business through fifteen full-service banking offices and two administrative offices.  The net book value of the Company’s properties or leasehold improvements was $6.9 million at March 31, 2010.
Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration

Executive/Branch Office:
855 Enfield Street, Enfield, Connecticut	Leased	2006	2031
Operations Center:
45 North Main Street, Bristol, Connecticut	Leased	2006	2017(1)
Branch Offices:
Four Riverside Avenue, Bristol, Connecticut	Leased	1999	2014 (2)
888 Farmington Avenue, Bristol, Connecticut	Owned	2004	—
124 Main Street, Broad Brook, Connecticut	Owned	2003	—
286 Maple Avenue, Cheshire, Connecticut	Leased	2001	2011(3)
One Shoham Road, East Windsor, Connecticut	Leased	2005	2015(4)
287 Somers Road, Ellington, Connecticut	Owned	2005	—
268 Hazard Avenue, Enfield, Connecticut	Owned	1962	—
23 Main Street, Manchester, Connecticut	Owned	2002	—
98 Main Street, Southington, Connecticut	Leased	2006	2028 (5)
158 North Main Street, Southington, Connecticut	Owned	2007	—
112 Mountain Road, Suffield, Connecticut	Leased	1988	2010
Eight South Main Street, Terryville, Connecticut	Leased	2002	2012 (6)
670 North Colony Road, Wallingford, Connecticut	Leased	2006	2016 (1)
20 Main Street, Windsor Locks, Connecticut	Leased	2002	2012(7)

(1)  We have an option to renew this lease for two additional five-year terms.
(2)  We have an option to renew this lease for three additional five-year terms
(3)  We have an option to renew this lease for two additional ten-year terms.
(4)  We have an option to renew this lease for two additional seven-year terms.
(5)  We have an option to terminate this lease in 2018.
(6)  We have an option to renew this lease for one additional ten-year term.
(7)  We have an option to renew this lease for one additional five-year term.

ITEM 3.                   LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits involving the Company and the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, after consultation with the Company’s legal counsel, no such pending claims or lawsuits are expected to have a material adverse effect on the financial condition or operations of the Company, taken as a whole.  The Company is not a party to any material pending legal proceedings.

ITEM 4.                   [Removed and Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning on December 28, 2005, the Company’s common stock was quoted on the NASDAQ Global Market under the symbol “NEBS.”  Before that date, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “NEBS.”  According to the records of its transfer agent, the Company had approximately 1,466 stockholders of record as of June 10, 2010.  This number does not reflect stockholders who hold their shares in “street name.”  The following table sets forth the high and low bid information for the Company’s common stock for each of the fiscal quarters in the two-year period ended March 31, 2010.

	High	Low	Dividends
Fiscal 2010:
Fourth Quarter	$7.74	$4.36	$0.02
Third Quarter	6.49	4.25	0.02
Second Quarter	6.80	5.10	0.02
First Quarter	6.50	5.50	0.02

Fiscal 2009:
Fourth Quarter	$8.50	$5.70	$0.04
Third Quarter	10.00	7.97	0.04
Second Quarter	10.25	8.75	0.04
First Quarter	11.25	10.25	0.03

The Company repurchased 18,200 shares of its common stock in the quarter ended March 31, 2010 as follows:

			Total number of shares	Maximum number
For the three		Average	purchased as part	of shares that may
months ended	Total shares	price paid	of publicly announced	yet be purchased under
March 31, 2010	repurchased	per share	plan or program	the plan or program

January 1-31	1,400	$5.70	246,400	58,524
February 1-28	10,600	5.69	257,000	47,924
March 1-31	6,200	6.74	263,200	41,724
Total	18,200	$6.05

These repurchases of stock were pursuant to the Company’s stock repurchase program that was authorized on May 12, 2008 to repurchase 304,924 shares, or 5% of the Company's then outstanding shares.  The repurchases were made on the open market and through privately negotiated transactions.

ITEM 6.                 SELECTED FINANCIAL DATA

Not completed due to Registrant's status as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The objective of this section is to help understand our views on our results of operations and financial condition.  You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear under Part II, Item 8 of this annual report.

Overview

Income. Our primary source of pre-tax income is net interest and dividend income.  Net interest and dividend income is the difference between interest and dividend income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  To a much lesser extent, we also recognize pre-tax income from service charge income – mostly from service charges on deposit accounts, from the increase in cash surrender value of our bank-owned life insurance and from the sale of securities and loans.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a monthly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses.  The expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, advertising and promotion expenses, professional fees, data processing expense, FDIC insurance assessment, stationery and supplies expense, amortization of identifiable intangible assets and other miscellaneous expenses.

Salaries and employee benefits expenses consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits.  It also includes expenses related to our employee stock ownership plan and restricted stock awards granted under our stock-based incentive plan.  Expense for the employee stock ownership plan is based on the average market value of the shares committed to be released.  An equal number of shares are released each year over terms of the two loans from New England Bancshares that were used to fund the employee stock ownership plan’s purchase of shares in the stock offering in both the mutual holding company reorganization and the second-step conversion.  Expense for shares of restricted stock awards is based on the fair market value of the shares on the date of grant.  Compensation and related expenses is recognized on a straight-line basis over the vesting period.  We began expensing stock options in fiscal 2007 and are included in salaries and employee benefits expenses and the consolidated statements of income.

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

FDIC insurance assessment consist of deposit insurance premiums paid to the FDIC.

Stationery and supplies expense consists of expenses for office supplies.

Amortization of identifiable intangible assets consists of the amortization, on a straight-line basis over a ten-year period, of the $886,000 core deposit intangible that was incurred in connection with the acquisition of Windsor Locks Community Bank, FSL in December 2003 and on a sum-of-years digits basis over a ten year period, of the $2.5 million core deposit intangible that was incurred in conjunction with the Company’s acquisition of First Valley Bancorp, Inc.

Other expenses include charitable contributions, regulatory assessments, telephone, insurance and other miscellaneous operating expenses.

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

Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.  For example, a downturn in the local economy could cause increases in non-performing loans.  Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized.  In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings.  Further, the FDIC and State of Connecticut Department of Banking, as an integral part of their examination processes, review the Bank’s allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  An increase to the allowance required to be made by an agency would negatively impact our earnings.  Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  See notes 2 and 4 to the notes to consolidated financial statements included in Part II, Item 8 of this annual report.

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

Operating Strategy

Our mission is to operate and further expand a profitable community-oriented financial institution.  We plan to achieve this by executing our strategy of:

•	pursuing opportunities to increase commercial real estate lending in our market area;

•	continuing to emphasize the origination of one- to four-family residential real estate loans;

•	expanding our delivery system through a combination of increased uses of technology and additional branch facilities;

•	aggressively attracting core deposits;

•
managing our net interest margin and net interest spread by having a greater percentage of our assets in loans, especially higher-yielding loans, which generally have a higher yield than securities; and

•	managing interest rate risk by emphasizing the origination of adjustable-rate or shorter duration loans.

Pursue opportunities to increase commercial real estate lending in our market area

Commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans.  In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates.  Commercial real estate loans increased $42.4 million and $24.3 million for the years ended March 31, 2010 and 2009, respectively, and at March 31, 2010 comprised approximately 39.5% of total loans.  There are many commercial properties located in our market area, and we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.  We have added expertise in our commercial loan department in recent years.  Additionally, we may employ additional commercial lenders in the future to help increase our multi-family and commercial lending.

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

We intend to expand the ways in which we reach and serve our customers.  We implemented internet banking in fiscal 2003, which allows our customers to access their accounts and pay bills online.  In fiscal 2006, we introduced an enhancement to our website to enable customers to obtain loan information to apply for a residential or commercial loan online.  Additionally, in fiscal 2008 we introduced remote deposit capture, a product which allows commercial customers to deposit checks from their office with the use of a scanner; thereby eliminating the need to physically visit an office to make a deposit.  Also, we opened new branch offices in East Windsor, Connecticut in October 2005, Ellington, Connecticut in April 2006, our Farmington Avenue, Bristol branch office in March 2007 and our Southington branch office in January 2007.  We intend to pursue expansion in our market area in the future, whether through de novo branching or acquisition.  However, we have not entered into any binding commitments regarding our expansion plans.

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 44.6% of our total deposits at March 31, 2010.  We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.  We aggressively seek core deposits through competitive pricing and targeted advertising.  In addition, we offer business checking accounts for our commercial customers.  We also hope to increase core deposits by pursuing expansion inside and outside of our market area through de novo branching.

Manage net interest margin and net interest spread by having a greater percentage of our assets in loans, especially higher-yielding loans, which generally have a higher yield than securities

We intend to continue to manage our net interest margin and net interest spread by seeking to increase lending levels and by originating higher-yielding loans.  Loans secured by multi-family and commercial real estate and commercial business loans are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans.  Consequently, multi-family and commercial real estate and commercial business loans typically have higher yields, which increase our net interest margin and net interest spread.  In addition, we have started, and expect to continue, to sell one- to four-family mortgage loans in an effort to increase yields on the overall loan portfolio.

Manage interest rate risk by emphasizing the origination of adjustable-rate and shorter duration loans

We manage our interest rate sensitivity to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than longer-term loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to: (1) improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread; and (2) decrease the maturities of our assets, in part by the origination of adjustable-rate and shorter-term loans.  To this end, we may sell some of our long term fixed rate residential mortgage loans.

Balance Sheet Analysis

Loans. We originate real estate loans secured by residential real estate, commercial real estate and construction loans, which are secured by residential and commercial real estate.  At March 31, 2010, real estate loans totaled $437.7 million, or 84.2% of total loans, compared to $336.6 million, or 80.1%, of total loans at March 31, 2009.

Commercial real estate loans totaled $205.2 million at March 31, 2010, which represented 46.9% of real estate loans and 39.5% of total loans, compared to $162.8 million at March 31, 2009, which represented 48.4% of real estate loans and 38.8% of total loans.  Commercial real estate loans increased $42.4 million, or 26.1%, for the year ended March 31, 2010 primarily due to the Apple Valley merger and the Company focusing on this type of lending.

Residential real estate loans totaled $213.0 million at March 31, 2010, which represented 48.7% of real estate loans and 41.0% of total loans compared to $158.3 million at March 31, 2009, which represented 47.0% of real estate loans and 37.7% of total loans.  Residential real estate loans increased $54.7 million for the year ended March 31, 2010.

We originate construction loans secured by residential and commercial real estate.  This portfolio totaled $19.5 million at March 31, 2010, which represented 3.7% of total loans, compared to $15.5 million at March 31, 2009, which represented 3.7% of total loans.  Construction loans increased $4.0 million, or 25.5%, for the year ended March 31, 2010 primarily due to the Apple Valley merger.

We also originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable and letters of credit.  Commercial business loans totaled $74.9 million at March 31, 2010, which represented 14.4% of total loans, compared to $76.9 million at March 31, 2009, which represented 18.3% of total loans.  Commercial business loans decreased $2.0 million, or 2.6% for the year ended March 31, 2010 primarily due to charge-offs and paydowns.

We originate a variety of consumer loans, including loans secured by mobile homes, automobiles and passbook or certificate accounts.  Consumer loans totaled $7.3 million and represented 1.4% of total loans at March 31, 2010, and $6.5 million at March 31, 2009 which represented 1.6% of total loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31,
	2010		2009		2008		2007		2006
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars in thousands)
Mortgage loans:
Residential (1)	$213,034	40.97%	$158,319	37.69%	$158,268	42.09%	$120,199	59.96%	$94,682	63.07%
Commercial real estate	205,244	39.48	162,809	38.76	138,477	36.82	54,057	26.97	40,596	27.04
Construction loans	19,450	3.74	15,498	3.69	21,043	5.60	8,774	4.38	8,459	5.63
Total mortgage loans	437,728	84.19	336,626	80.14	317,788	84.51	183,030	91.31	143,737	95.74
Consumer loans	7,293	1.40	6,491	1.55	6,292	1.67	2,692	1.34	1,005	0.67
Commercial loans	74,918	14.41	76,935	18.31	51,958	13.82	14,733	7.35	5,384	3.59
Total loans	519,939	100.00%	420,052	100.00%	376,038	100.00%	200,455	100.00%	150,126	100.00%

Deferred loan origination fees, net	190		(28)		(223)		(133)		(377)
Allowance for loan losses	(4,625)		(6,458)		(4,046)		(1,875)		(1,636)
Total loans, net	$515,504		$413,566		$371,769		$198,447		$148,113

(1)	Includes $40.2 million, $33.1 million, $31.9 million, $17.6 million and $13.9 million of home equity loans and lines of credit at March 31, 2010, 2009, 2008, 2007 and 2006, respectively.

The following table sets forth certain information at March 31, 2010 regarding the dollar amount of principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Resi- dential	Commercial Real Estate	Construction	Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$1,397	$6,064	$16,881	$435	$23,064	$47,841
More than one year to three years	1,794	2,292	2,128	918	12,737	19,869
More than three years to five years	5,957	8,755	---	678	18,613	34,003
More than five years to ten years	27,851	29,693	---	151	14,684	72,379
More than ten years to fifteen years	23,290	35,382	---	1,961	1,632	62,265
More than fifteen years	152,745	123,058	441	3,150	4,188	283,582
Total amount due	$213,034	$205,244	$19,450	$7,293	$74,918	$519,939

The following table sets forth the dollar amount of all loans at March 31, 2010 that are due after March 31, 2011 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Due After March 31, 2011
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Mortgage loans:
Residential loans	$168,852	$42,785	$211,637
Commercial real estate	39,440	159,740	199,180
Construction loans	227	2,342	2,569
Total mortgage loans	208,519	204,867	413,386
Consumer loans	6,461	397	6,858
Commercial loans	33,958	17,896	51,854
Total loans	$248,938	$223,160	$472,098

The following table shows loan activity during the periods indicated.

	For the Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Beginning balance, loans, net	$413,566	$371,769	$198,447
Originations:
Mortgage loans:
Residential loans	18,877	19,734	27,978
Commercial real estate	32,216	29,947	29,735
Construction loans	4,195	2,220	6,691
Total mortgage loans	55,288	51,901	64,404
Consumer loans	2,609	2,503	3,262
Commercial loans	15,711	32,561	14,201
Total loan originations	73,608	86,965	81,867
Loans sold	---	(3,684)	(6,958)
Loan participations purchased	51,236	13,828	5,860
Loans acquired in merger	60,233	---	141,041
Deduct:
Principal loan repayments and other, net	(78,257)	(54,795)	(48,371)
Loan charge-offs, net of recoveries	(4,882)	(517)	(117)
Ending balance, loans, net	$515,504	$413,566	$371,769

Available-for-Sale Securities. Our securities portfolio consists primarily of U.S. government and agency securities, mortgage-backed securities, marketable equity securities, municipal securities and, to a lesser extent, corporate debt securities.  Although corporate debt securities and municipal securities generally have greater credit risk than U.S. Treasury and government securities, they generally have higher yields than government securities of similar duration.  Available-for-sale securities decreased $7.8 million, or 10.9%, in the year ended March 31, 2010 due to decreases in all investment categories.  The majority of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At March 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments in available-for-sale securities:
U.S. government and federal agencies	$8,833	$8,956	$11,930	$12,068	$11,426	$11,501
Municipal securities	15,670	15,273	16,917	15,712	12,719	12,504
Corporate debt securities	---	---	---	---	65	66
Mortgage-backed securities	38,988	39,750	43,618	44,041	38,982	39,473
Marketable equity securities	---	---	7	7	5,373	5,373
Total	63,491	63,979	72,472	71,828	68,565	68,917
Money market mutual funds included in cash and cash equivalents	---	---	(7)	(7)	(5,373)	(5,373)
Total	$63,491	$63,979	$72,465	$71,821	$63,192	$63,544

The following table sets forth our available-for-sale securities:

	At and For the Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Mortgage-related securities:
Mortgage-related securities, beginning of period (1)	$44,041	$39,473	$11,941
Acquired in merger	2,412	---	11,589
Purchases	7,996	13,251	22,533
Sales	(470)	(753)	(2,438)
Repayments and prepayments	(14,603)	(7,607)	(4,705)
Increase (decrease) in net premium	75	(32)	(27)
Increase (decrease) in net unrealized gain	299	(291)	580
Net (decrease) increase in mortgage-related securities	(4,291)	4,568	27,532
Mortgage-related securities, end of period (1)	$39,750	$44,041	$39,473

Investment securities:
Investment securities, beginning of period (1)	$27,780	$24,071	$37,528
Acquired in merger	592	---	11,059
Purchases	31,757	22,732	19,575
Sales	(22,445)	(8,824)	(19,215)
Maturities	(14,953)	(9,636)	(21,785)
Increase in net premium	43	94	96
Reclass from securities to other assets	---	---	(3,524)
Reclass from other assets to securities	671	---	---
Increase (decrease) in net unrealized gain	784	(657)	337
Net (decrease) increase in investment securities	(3,551)	3,709	(13,457)
Investment securities, end of period (1)	$24,229	$27,780	$24,071
________________________
(1)   At fair value

The following table sets forth the maturities and weighted average yields of securities at March 31, 2010.  Weighted average yields are presented on a tax-equivalent basis.

	Within One Year		One To Five Years			Five To Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government and Federal agencies	$16	4.56%	$	---	---%	$2,321	2.84%	$6,619	4.74%	$8,956	4.24%
Municipal securities	---	---		481	4.22	2,602	5.53	12,190	6.35	15,273	6.15
Mortgage-backed securities	193	3.73		57	5.37	847	4.58	38,653	4.39	39,750	4.39
Total	$209	3.79%		$538	4.35%	$5,770	4.31%	$57,462	4.84%	$63,979	4.79%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits.  These deposits are provided primarily by individuals and, to a lesser extent, commercial customers, within our market area.  We do not currently use brokered deposits as a source of funding.  Deposits increased $98.1 million for the year ended March 31, 2010 due to increases in every deposit category.  The Company has continued to experience disintermediation, as rates on other types of investments (CDs and money market accounts) have increased substantially over the past several years resulting in customers moving funds from the generally lower rates of savings accounts.   Deposits increased $98.1 million, or 23.4%, due primarily to the deposits assumed from the acquisition of Apple Valley Bank and Trust and the focus of the Company on core deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At March 31,
	2010	2009
	(In thousands)
Non-interest bearing accounts	$53,091	$37,483
NOW and money market accounts	105,732	75,137
Savings accounts	72,249	58,413
Certificates of deposit	286,500	248,403
Total	$517,572	$419,436

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of March 31, 2010.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$15,934	2.68%
Over three through six months	14,397	2.47
Over six through twelve months	19,094	2.09
Over twelve months	46,417	3.59
Total	$95,842	2.97%

The following table sets forth the time deposits classified by rates at the dates indicated.

	At March 31,
	2010	2009	2008
	(In thousands)
Certificate accounts:
0.00 to 2.00%	$101,981	$18,291	$111
2.01 to 3.00%	49,484	83,462	19,291
3.01 to 4.00%	88,608	87,793	63,448
4.01 to 5.00%	38,040	50,616	88,801
5.01 to 6.00%	8,134	8,241	29,086
Fair value adjustment	253	---	---
Total	$286,500	$248,403	$200,737

The following table sets forth the amount and maturities of time deposits classified by rates at March 31, 2010.

	Amount Due
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years		Total	Percent of Total Certificate Accounts
	(In thousands)
Certificate accounts:
0 to 2.00%	$86,584	$15,380	$17	$	---	$101,981	35.6%
2.01 to 3.00%	27,574	15,282	4,698		1,930	49,484	17.3
3.01 to 4.00%	32,920	13,963	11,403		30,322	88,608	30.9
4.01 to 5.00%	13,576	4,968	5,324		14,172	38,040	13.3
5.01 to 6.00%	100	527	1,942		5,565	8,134	2.8
Fair value adjustment	253	---	---		---	253	0.1
Total	$161,007	$50,120	$23,384		$51,989	$286,500	100.0%

The following table sets forth the deposit activity for the periods indicated.

	For the Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)

Net deposits (withdrawals)	$11,219	$39,113	$10,696
Deposits acquired through merger	76,380	---	168,369
Interest credited on deposit accounts (1)	10,537	10,011	9,572
Total increase in deposit accounts	$98,136	$49,124	$188,637
________________________

(1)	Includes amortization of fair value adjustment.

Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

The following table sets forth certain information regarding our borrowed funds:

	At or For the Years Ended March 31,
	2010	2009	2008
	(Dollars in thousands)

Federal Home Loan Bank advances:
Average balance outstanding	$61,837	$62,888	$47,400
Maximum amount outstanding at any month-end du ring the period	66,566	67,650	62,221
Balance outstanding at end of period	56,860	66,833	61,928
Weighted average interest rate during the period	4.19%	4.35%	4.70%
Weighted average interest rate at end of period	4.05%	4.10%	4.33%

Subordinated Debentures. On July 28, 2005, FVB Capital Trust I (“Trust I”), a Delaware statutory trust formed by First Valley Bancorp, completed the sale of $4.1 million of 6.42%, 5 Year Fixed-Floating Capital Securities (“Capital Securities”).  Trust I also issued common securities to First Valley Bancorp and used the net proceeds from the offering to purchase a like amount of 6.42% Junior Subordinated Debentures (“Debentures”) of First Valley Bancorp.  Debentures are the sole assets of Trust I.

Capital Securities accrue and pay distributions quarterly at an annual rate of 6.42% for the first 5 years of the stated liquidation amount of $10 per Capital Security.  With the quarterly interest period beginning August 23, 2010 the quarterly interest rate will adjust based on the calculation of the LIBOR 3 month rate plus 1.90%.  First Valley Bancorp fully and unconditionally guaranteed all of the obligations of the Trust, which are now guaranteed by the Company.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities, but only to the extent that Trust I has funds necessary to make these payments.

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

Results of Operations for the Years Ended March 31, 2010 and 2009

Overview.
	2010	2009	% Change
	(Dollars in thousands)

Net income (loss)	$1,676	$(1,802)	193.01%
Return on average assets	0.25%	(0.33)%	175.76
Return on average equity	2.51%	(2.71)%	192.62
Average equity to average assets	10.14%	12.27%	(17.36)

Net income increased due primarily to increases in net interest and dividend income and noninterest income, partially offset by increases in noninterest expense, the provision for loan losses and income tax expense.  Net interest income increased primarily as a result of a higher volume of interest-earning assets and a decrease in the cost of funds, partially offset by a decrease in the yield on interest-earning assets and a higher volume of interest-bearing liabilities.

Net Interest and Dividend Income. Net interest and dividend income totaled $18.8 million for the year ended March 31, 2010, an increase of $3.1 million or 19.8% compared to the prior fiscal year.  This resulted mainly from a $98.1 million increase in average interest-earning assets during the year and a 17 basis point increase in our interest rate spread to 2.89%, partially offset by a $109.1 million increase in average interest-bearing liabilities.  Our net interest margin decreased 2 basis points to 3.16% for fiscal 2010.

Interest and dividend income increased $3.4 million, or 11.8%, from $28.9 million for fiscal 2009 to $32.4 million for fiscal 2010.  Average interest-earning assets were $605.0 million for fiscal 2010, an increase of $98.1 million, or 19.3%, compared to $506.9 million for fiscal 2009.  The increase in average interest-earning assets resulted primarily from increases in loans and federal funds sold, interest-bearing deposits and marketable equity securities.  The yield on interest-earning assets decreased from 5.79% to 5.40% due primarily to a decline in interest rates which affected our  loan portfolio, the yield on which decreased 32 basis points.  The yield on our short-term assets, primarily federal funds sold, also decreased 16 basis points.

Interest expense increased $315,000, or 2.4%, from $13.2 million for fiscal 2009 to $13.5 million for fiscal 2010.  Average interest-bearing liabilities grew $109.1 million, or 25.3%, from $430.4 million for fiscal 2009 to $539.5 million for fiscal 2010 due primarily to increases in deposits and securities sold under agreements to repurchase.  The average rate paid on interest-bearing liabilities decreased to 2.51% for fiscal 2010 from 3.07% due to the decline in interest rates on deposits and securities sold under agreements to repurchase.

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

	For the Fiscal Years Ended March 31,
	2010			2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$53,122	$295	0.56%	$37,467	$268	0.72%	$20,796	$874	4.20%
Investments in available for sale securities, other than mortgage-backed and mortgage-related securities (1)	24,909	1,483	5.95	31,553	2,044	6.48	38,451	2,254	5.86
Mortgage-backed and mortgage-related securities	41,798	2,037	4.87	44,276	2,291	5.17	24,087	1,278	5.31
Federal Home Loan Bank stock	4,322	---	---	3,686	85	2.31	2,859	168	5.88
Loans, net (2)	480,813	28,867	6.00	389,922	24,640	6.32	313,334	21,674	6.92
Total interest-earning assets	604,964	32,682	5.40	506,904	29,328	5.79	399,527	26,248	6.57
Noninterest-earning assets	45,491			26,617			36,520
Cash surrender value of life insurance	9,392			9,022			4,338
Total assets	$659,847			$542,543			$440,385
Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$69,297	$683	0.99%	$56,245	$478	0.85%	$50,820	$361	0.71%
NOW accounts 11,444	16,342	63	0.39	11,444	55	0.48	10,470	91	0.87
Money market accounts	83,112	1,282	1.54	61,896	1,299	2.10	47,081	1,660	3.52
Certificate accounts 22	285,163	8,467	2.97	221,772	8,230	3.71	166,563	7,434	4.46
Total deposits	453,914	10,495	2.31	351,357	10,062	2.86	274,934	9,546	3.47
Federal Home Loan Bank advances and subordinated debentures……………………	65,743	2,841	4.32	66,785	3,004	4.50	47,400	2,234	4.71
Advanced payments by borrowers for taxes and insurance	1,209	15	1.24	1,006	14	1.39	890	12	1.35
Securities sold under agreements to repurchase	18,593	190	1.02	11,245	146	1.30	10,678	356	3.33
Total interest-bearing liabilities	539,459	13,541	2.51	430,393	13,226	3.07	333,902	12,148	3.64
Demand deposits	45,569			38,042			31,177
Other liabilities	7,915			7,559			9,083
Total liabilities	592,943			475,994			374,162
Stockholders’ Equity	66,904			66,549			66,223
Total liabilities and stockholders’ equity	$659,847			$542,543			$440,385
Net interest income/net interest rate spread (3)		$19,141	2.89%		$16,102	2.72%		$14,100	2.93%
Net interest margin (4)			3.16%			3.18%			3.53%
Ratio of interest-earning assets to interest-bearing liabilities	112.14%			117.78%			119.65%

________________________
(1)	Reported on a tax equivalent basis, using a 34% tax rate.
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

	Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009			Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$(31)	$58	$27	$(1,014)	$408	$(606)
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	(144)	(417)	(561)	229	(439)	(210)
Mortgage-backed and mortgage-related securities	(130)	(124)	(254)	(27)	1,040	1,013
Federal Home Loan Bank stock	(100)	15	(85)	(158)	75	(83)
Loans, net (1)	(1,152)	5,379	4,227	(1,552)	4,518	2,966
Total interest-earning assets	(1,557)	4,911	3,354	(2,522)	5,602	3,080

Interest-bearing liabilities:
Savings accounts	84	121	205	77	40	117
NOW accounts	(6)	14	8	(45)	9	(36)
Money market accounts	56	(73)	(17)	(775)	414	(361)
Certificate accounts	(552)	789	237	(801)	1,597	796
Federal Home Loan Bank advances and subordinated debentures	(115)	(48)	(163)	(90)	860	770
Advanced payments by borrowers for taxes and insurance	(1)	2	1	--	2	2
Securities sold under agreements to repurchase	(21)	65	44	(230)	20	(210)
Total interest-bearing liabilities	(555)	870	315	(1,864)	2,942	1,078
Increase in net interest income	$(1,002)	$4,041	$3,039	$(658)	$2,660	$2,002
______________________________
(1)
Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans.  We record interest income on non-accruing loans. We record interest income on non-accruing loans on a cash basis.  Loan fees are included in interest income.

Provision for Loan Losses.  The provision for loan losses are charges to earnings to bring the total allowance for losses to a level considered by management as adequate to provide for estimated losses inherent in the loan portfolio.  The size of the provision for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic factors.

We recorded provision for loan losses of $3.0 million and $2.9 million in the years ended March 31, 2010 and 2009, respectively.  The increase in the provision was caused primarily by the $4.9 million in charge-offs and the $99.9 million, or 23.8%, increase in total loans, partially offset by a $2.9 million decrease in non-accrual loans.

Although management utilizes its best judgment in providing for losses, there can be no assurance that we will not have to change its provisions for loan losses in subsequent periods.  Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “—Risk Management—Analysis of Non-Performing and Classified Assets” and “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income (Charges).  The following table shows the components of noninterest (charges) income and the percentage changes from 2010 to 2009.

	2010	2009	% Change
	(In thousands)

Service charges on deposit accounts	$1,211	$1,024	18.3%
Gain on sales and calls of securities, net	871	189	360.8
Gain on sale of loans	8	72	(88.9)
Increase in cash surrender value of life insurance policies	375	359	4.5
Impairment loss on securities	(52)	(2,741)	98.1
Other income	532	547	(2.7)
Total	$2,945	$(550)	635.5%

The increase in noninterest income was due to the investment securities other-than-temporary-impaired write down of $2.7 million recorded during fiscal year 2009 and the $682,000 increase in gain on sales and calls of securities.  Approximately $696,000 of the $871,000 gains on sales and calls of securities were due to gains on the sale of preferred stock which were converted from auction rate securities.  These auction rate securities were written-down to market value during fiscal year 2009, which was included in impairment loss on securities.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes from fiscal 2010 to fiscal 2009.

	2010	2009	% Change
	(In thousands)
Salaries and employee benefits	$7,707	$7,752	(0.6)%
Occupancy and equipment expenses	3,216	2,966	8.4
Advertising and promotion	140	295	(52.5)
Professional fees	839	741	13.2
Data processing expense	666	502	32.7
FDIC insurance assessments	1,149	322	256.8
Stationery and supplies	315	190	65.8
Amortization of identifiable intangible assets	461	506	(8.9)
Other expense	2,341	1,683	39.1
Total	$16,834	$14,957	12.5

Efficiency ratio (1)	77.3%	98.6%
________________________
(1)	Computed as noninterest expense divided by the sum of net interest and dividend income and other income.

The increase in noninterest expense was due primarily to fiscal 2010 including 10 months of expense for Apple Valley Bank & Trust which was acquired on June 8, 2009.  In addition, the Company recorded substantially higher FDIC insurance assessments and higher REO expenses and loan collection expenses.

Income Taxes.  The Company recorded income tax expense of $212,000 for the fiscal year ended March 31, 2010 compared to a $916,000 income tax benefit in the previous year.  The tax benefit for the prior year was due to the pre-tax loss of $2.7 million.

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

Non-performing assets totaled $12.0 million, or 1.78% of total assets, at March 31, 2010, which was a decrease of $53,000 from March 31, 2009.  As a result, nonperforming loans as a percentage of loans decreased from 2.84% at March 31, 2009 to 1.73% at March 31, 2010.  At March 31, 2010 we had two residential properties and four commercial properties classified as other real estate owned totaling $2.8 million.  We had one residential property classified as other real estate owned with a balance of $141,000 at March 31, 2009.  At March 31, 2010, non-accrual loans consisted of twenty two residential real estate loans, twenty one commercial loans, ten commercial real estate loans, seven consumer loans and one construction loan, compared to fourteen residential real estate loans, ten commercial loans, eight commercial real estate loans, three consumer loans and two construction loans at March 31, 2009.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31,
	2010	2009	2008	2007		2006
	(Dollars in thousands)
Non-accruing loans:
Mortgage loans:
Residential loans	$3,221	$1,905	$737		$824		$331
Commercial real estate	2,303	3,918	---		---		---
Construction loans	361	439	398
Total mortgage loans	5,885	6,262	1,135		824		331
Consumer loans	46	28	22		---		---
Commercial loans	3,064	5,636	10		---		269
Total nonaccrual loans	8,995	11,926	1,167		824		600
Other real estate owned	2,846	141	---		---		---
Other repossessed assets	173	---	---		---		---
Total nonperforming assets	$12,014	$12,067	$1,167		$824		$600
Impaired loans	$7,978	$10,135	$398	$	---	$	---
Accruing loans 90 days or more past due	---	15	8		---		---
Allowance for loan losses as a percent of loans (1)	0.89%	1.54%	1.08%		0.94%		1.09%
Allowance for loan losses as a percent of nonperforming loans (2)	51.42%	54.15%	346.70%		227.55%		272.67%
Nonperforming loans as a percent of loans (1)(2)	1.73%	2.84%	0.31%		0.41%		0.40%
Nonperforming assets as a percent of total assets	1.78%	2.11%	0.23%		0.29%		0.23%
_____________________________
(1)	Loans are presented before allowance for loan losses.
(2)	Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the full collection of interest or principal.

Other than as disclosed in the above table, there were no other loans at March 31, 2010 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

Interest income that would have been recorded for the year ended March 31, 2010 had non-accruing loans been current according to their original terms amounted to $390,000, none of which was recognized in interest income.

Banking regulations require us to review and classify our assets on a regular basis.  In addition, the Connecticut Department of Banking and FDIC have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss.  An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations also provide for a “special mention” category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention.  When we classify an asset as substandard or doubtful, we establish a specific allowance for loan losses.  If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified as loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At March 31,
	2010	2009
	(In thousands)
Special mention assets	$13,384	$26,882
Substandard assets	15,778	16,161
Doubtful assets	1,128	1,872
Loss assets	323	234
Total classified assets	$30,613	$45,149

Classified assets at March 31, 2010 included fifty five loans totaling $7.8 million that were considered non-performing.  Classified assets at March 31, 2009 included twenty loans totaling $10.0 million that were considered non-performing.

Classified and special mention assets decreased $14.5 million to $30.6 million at March 31, 2010 and were 5.9% and 10.7% of total loans at March 31, 2010 and 2009, respectively.  The decrease was caused primarily by the Company’s focus on working with the borrowers to correct deficiencies with their loans.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31, 2010				At March 31, 2009				At March 31, 2008
	30-89 Days		90 Days or More(2)		30-89 Days		90 Days or More(2)		30-89 Days		90 Days or More(2)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Mortgage loans:
Residential loans	35	$5,431	17	$2,688	16	$2,240	6	$793	7	$784	1	$57
Commercial real estate	9	2,230	9	1,972	2	177	4	1,838	3	315	--	--
Construction loans	1	445	1	361	--	--	2	399	1	183	1	398
Total mortgage loans	45	8,106	27	5,021	18	2,417	12	3,030	11	1,282	2	455
Consumer loans	6	51	2	8	8	96	2	16	1	--	--	--
Commercial loans	12	1,959	15	1,851	7	345	7	2,457	8	204	--	--
Total	63	$10,116	44	$6,880	33	$2,858	21	$5,503	20	$1,486	2	$455
Delinquent loans to loans (1)		1.94%		1.32%		0.68%		1.31%		0.40%		0.12%
__________________
 (1)           Loans are presented before the allowance for loan losses and net of deferred loan origination fees.
 (2)           Includes all non-accrual loans.

Analysis and Determination of the Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable losses inherent in the existing portfolio.  When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance.  Recoveries of amounts previously charged-off are added to the allowance when collected.  The adequacy of the allowance for loan losses is evaluated on a regular basis by management.  Based on management’s judgment, the allowance for loan losses covers all known losses and inherent losses in the loan portfolio.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans.  We establish an allowance on identified problem loans based on factors including, but not limited to:  (1) the borrower’s ability to repay the loan; (2) the type and value of the collateral; (3) the strength of our collateral position; and (4) the borrower’s repayment history.

General Valuation Allowance on the Remainder of the Portfolio.  We also establish a general allowance by applying loss factors to the remainder of the loan portfolio to capture the inherent losses associated with the lending activity.  This general valuation allowance is determined by segregating the loans by loan category and assigning loss factors to each category.  The loss factors are determined based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  Based on management’s judgment, we may adjust the loss factors due to: (1) changes in lending policies and procedures; (2) changes in existing general economic and business conditions affecting our primary market area; (3) credit quality trends; (4) collateral value; (5)

loan volumes and concentrations; (6) seasoning of the loan portfolio; (7) recent loss experience in particular segments of the portfolio; (8) duration of the current business cycle; and (9) bank regulatory examination results.  Loss factors are reevaluated quarterly to ensure their relevance in the current real estate environment.

The Connecticut Department of Banking, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  They may require the Bank to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

At March 31, 2010, our allowance for loan losses represented 0.89% of total loans and 51.42% of non-performing loans.  The allowance for loan losses decreased $1.8 million from March 31, 2009 to March 31, 2010 due to net charge-offs of $4.9 million, partially offset by a provision for loan losses of $3.0 million.  The provision for loan losses for the year ended March 31, 2010 reflected the deterioration in the local economy as well as continued growth of the loan portfolio, particularly the increase in commercial real estate and commercial loans, which carry  higher risks of default than one- to four-family residential real estate loans, partially offset by a decrease in non-accrual loans and classified assets.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At March 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
Residential loans	$739	40.97%	$837	37.69%	$819	42.09%	$508	59.96%	$483	63.07%
Commercial real estate	1,678	39.48	1,842	38.76	1,944	36.82	1,033	26.97	1,002	27.04
Construction loans	151	3.74	143	3.69	258	5.60	156	4.38	84	5.63
Consumer loans	38	1.40	68	1.55	53	1.67	6	1.34	12	0.67
Commercial loans	2,019	14.41	3,568	18.31	972	13.82	172	7.35	55	3.59
Total allowance for loan losses	$4,625	100.00%	$6,458	100.00%	$4,046	100.00%	$1,875	100.00%	$1,636	100.00%

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

	At or For the Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$6,458	$4,046	$1,875	$1,636	$1,437
Provision for loan losses	3,049	2,929	307	242	210
Charge-offs:
Residential loans	216	127	24	---	---
Commercial real estate loans	540	---	---	---	---
Construction loans	---	---	58	---	---
Consumer loans	27	36	34	5	17
Commercial loans	4,160	354	15	---	---
Total charge-offs	4,943	517	131	5	17
Recoveries:
Residential loans	3	---	---	---	---
Consumer loans	24	---	3	2	6
Commercial loans	34	---	11	---	---
Total Recoveries	61	---	14	2	6
Net charge-offs (recoveries)	4,882	517	117	3	11
Allowance obtained through merger	---	---	1,981	---	---
Balance at end of period	$4,625	$6,458	$4,046	$1,875	$1,636
Ratio of net charge-offs during the period to average loans outstanding during the period	1.03%	0.13%	0.04%	---%	0.01%
Allowance for loan losses as a percent of loans (1)	0.89%	1.54%	1.08%	0.94%	1.09%
Allowance for loan losses as a percent of nonperforming loans (2)	51.42%	54.15%	346.70%	227.55%	272.67%
_______________________________
(1)	Loans are presented before allowance for loan losses.
(2)	Non-performing loans consist of all loans 90 days or more past due and other loans which we have identified as presenting uncertainty with respect to the collectibility of interest or principal.

During the fiscal year ended March 31, 2008, we acquired $2.0 million of allowance for loan losses in connection with the acquisition of First Valley Bancorp.  The loans acquired in the merger were primarily commercial real estate loans, residential loans and commercial loans, which had a face value of $141.1 million and a fair value of $141.0 million.  In determining the fair value of the loans, we used a discounted cash flow method utilizing the current loan rate as of the date of the consummation of the merger.  The amount of the allowance for loan losses that was attributable to these loans was calculated based on the collectibility of the loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

During the fiscal year ended March 31, 2010 we acquired Apple Valley’s $60.2 million in net loans.  In accordance with FASB Statement No. 141(R), the allowance for loan losses of Apple Valley was not consolidated into New England Bank’s allowance for loan losses.  Instead, individual loan book values were reduced by the estimated credit loss associated with the allowance for loan losses.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $39.0 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $64.0 million at March 31, 2010.  In addition, at March 31, 2010, we had the ability to borrow approximately $20.3 million from the Federal Home Loan Bank of Boston.  On that date, we had $56.9 million outstanding.

At March 31, 2010, we had $75.5 million in loan commitments outstanding, which included $3.5 million in undisbursed construction loans and $46.7 million in unused lines of credit.  Certificates of deposit due within one year of March 31, 2010 totaled $161.0 million, or 31.1% of total deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents our contractual obligations at March 31, 2010.

	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)

Long-Term Debt Obligations (1)	$56,881	$31,993	$13,615	$5,822	$5,451
Operating Lease Obligations	12,551	931	1,812	1,709	8,099
Total	$69,432	$32,924	$15,427	$7,531	$13,550
__________________
(1)	Consists of Federal Home Loan Bank advances and excludes fair value adjustment.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended March 31,
	2010	2008	2007
	(In thousands)
Investing activities:
Loan originations	$73,608	$86,965	$81,867
Loan participations purchased	51,236	13,828	5,860
Securities purchased	39,753	35,918	40,285

Financing activities:
Increase in deposits	$98,136	$49,124	$188,637
(Decrease) increase in FHLB advances	(9,973)	4,905	28,341
Increase (decrease) in securities sold under agreements to repurchase	11,391	3,514	(622)

Capital Management.  The Bank manages its capital to maintain strong protection for depositors and creditors and is subject to various regulatory capital requirements.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, the Bank exceeded all of their regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.  See Item 1. Description of Business and note 15 of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  A presentation of our outstanding loan commitments and unused lines of credit at March 31, 2010 and their effect on our liquidity is presented at note 20 of the notes to the consolidated financial statements included in this annual report and under “—Risk Management—Liquidity Management.”

For the year ended March 31, 2010, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of fiscal year 2011.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  These standards are not expected to have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning October 1, 2009.  The guidance did not change the Company’s valuation techniques for measuring liabilities at fair value.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share”.  The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented must be adjusted retrospectively.  The adoption of this update, effective April 1, 2009, did not have a material impact on the Company’s earnings per share.

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

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of April 1, 2010.  The required disclosures are included in Note 18.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk Management.  The Bank manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect the Bank’s earnings while decreases in interest rates may beneficially affect their earnings.  To reduce the potential volatility of their earnings, the Bank has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Also, the Bank attempts to manage its interest rate risk through: its investment portfolio, an increased focus on commercial and multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans.  In addition, the Bank has commenced a program of selling long term, fixed-rate one- to four-family residential loans in the secondary market.  The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Bank has an Asset/Liability Committee, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The Bank’s goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income.  Interest income simulations are completed quarterly and presented to the Asset/Liability Committee.  The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions.  The numerous assumptions used in the simulation processes are reviewed by the Asset/Liability Committee on a quarterly basis.  Changes to these assumptions can significantly affect the results of the simulation.  The simulations incorporate assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates.  The simulation analyses incorporate management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

The simulation analyses are only an estimate of the Bank’s interest rate risk exposure at a particular point in time.  The Bank’s board of directors and management continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

ITEM 8.                  CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
June 10, 2010

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and 2009
(Dollars In Thousands, Except Per Share Amounts)

ASSETS	2010	2009
Cash and due from banks	$9,984	$7,872
Interest-bearing demand deposits with other banks	28,998	33,554
Money market mutual funds	---	7
Total cash and cash equivalents	38,982	41,433
Interest-bearing time deposits with other banks	99	99
Investments in available-for-sale securities (at fair value)	63,979	71,821
Federal Home Loan Bank stock, at cost	4,396	3,896
Loans, net of the allowance for loan losses of $4,625 as of
March 31, 2010 and $6,458 as of March 31, 2009	515,504	413,566
Premises and equipment, net	6,916	5,990
Other real estate owned	2,846	141
Accrued interest receivable	2,768	2,321
Deferred income taxes, net	4,296	3,769
Cash surrender value of life insurance	9,586	9,211
Identifiable intangible assets	1,704	2,165
Goodwill	16,783	14,701
Other assets	7,200	2,551
Total assets	$675,059	$571,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$53,091	$37,483
Interest-bearing	464,481	381,953
Total deposits	517,572	419,436
Advanced payments by borrowers for taxes and insurance	1,171	953
Federal Home Loan Bank advances	56,860	66,833
Subordinated debentures	3,910	3,901
Securities sold under agreements to repurchase	23,460	12,069
Other liabilities	4,179	4,518
Total liabilities	607,152	507,710
Stockholders’ equity:
Common stock, par value $.01 per share; 19,000,000 shares
authorized; 6,938,087 shares issued as of March 31, 2010 and
6,420,891 shares issued at March 31, 2009	69	64
Paid-in capital	59,786	56,551
Retained earnings	17,530	16,329
Unearned ESOP shares, 215,399 shares as of March 31, 2010 and
249,291 shares as of March 31, 2009	(1,952)	(2,190)
Unearned shares, stock-based incentive plans, 46,621 shares
as of March 31, 2010 and 57,259 as of March 31, 2009	(522)	(659)
Treasury stock, 763,798 shares as of March 31, 2010 and 536,931 shares
as of March 31, 2009	(7,302)	(5,742)
Accumulated other comprehensive income (loss)	298	(399)
Total stockholders’ equity	67,907	63,954
Total liabilities and stockholders’ equity	$675,059	$571,664

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31, 2010 and 2009
(Dollars In Thousands, Except Per Share Amounts)

	2010	2009
Interest and dividend income:
Interest and fees on loans	$28,867	$24,640
Interest on debt securities:
Taxable	2,634	3,204
Tax-exempt	571	747
Interest on federal funds sold, interest-bearing deposits and dividends	295	353
Total interest and dividend income	32,367	28,944
Interest expense:
Interest on deposits	10,495	10,062
Interest on advanced payments by borrowers for taxes and insurance	15	14
Interest on Federal Home Loan Bank advances	2,568	2,731
Interest on subordinated debentures	273	273
Interest on securities sold under agreements to repurchase	190	146
Total interest expense	13,541	13,226
Net interest and dividend income	18,826	15,718
Provision for loan losses	3,049	2,929
Net interest and dividend income after provision for loan losses	15,777	12,789
Noninterest income (charges):
Service charges on deposit accounts	1,211	1,024
Gain on sales and calls of securities, net	871	189
Gain on sales of loans	8	72
Increase in cash surrender value of life insurance policies	375	359
Impairment loss on securities (includes total losses of $52 and $2,947, net
of $0 and $206 recognized in other comprehensive income (loss), pretax)	(52)	(2,741)
Other income	532	547
Total noninterest income (charges)	2,945	(550)
Noninterest expense:
Salaries and employee benefits	7,707	7,752
Occupancy and equipment expense	3,216	2,966
Advertising and promotion	140	295
Professional fees	839	741
Data processing expense	666	502
FDIC insurance assessment	1,149	322
Stationery and supplies	315	190
Amortization of identifiable intangible assets	461	506
Other expense	2,341	1,683
Total noninterest expense	16,834	14,957
Income (loss) before income taxes	1,888	(2,718)
Income tax expense (benefit)	212	(916)
Net income (loss)	$1,676	$(1,802)

Earnings (loss) per share:
Basic	$0.28	$(0.32)
Diluted	$0.28	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2010 and 2009

(Dollars In Thousands, Except Per Share Amounts)

					Unearned
					Shares
					Stock-		Accumulated
				Unearned	Based		Other
	Common	Paid-in	Retained	ESOP	Incentive	Treasury	Comprehensive
	Stock	Capital	Earnings	Shares	Plans	Stock	(Loss) Income	Total
Balance, March 31, 2008	$64	$56,412	$19,055	$(2,428)	$(796)	$(3,772)	$202	$68,737
Issuance of stock for option exercise	--	(95)	--	--	--	234	--	139
ESOP shares released	--	106	--	238	--	--	--	344
Compensation cost for stock-based incentive plans	--	128	--	--	137	--	--	265
Dividends paid ($0.15 per share)	--	--	(850)	--	--	--	--	(850)
Treasury stock purchases	--	--	--	--	--	(2,204)	--	(2,204)
Cumulative effect adjustment of a change in accounting principle – adoption of ASC 715-60	--	--	(74)	--	--	--	--	(74)
Comprehensive loss:
Net loss	--	--	(1,802)	--	--	--	--	--
Other comprehensive loss, net of tax effect	--	--	--	--	--	--	(601)	--
Comprehensive loss	--	--	--	--	--	--	--	(2,403)
Balance, March 31, 2009	64	56,551	16,329	(2,190)	(659)	(5,742)	(399)	63,954
Issuance of stock for merger	5	3,175	--	--	--	--	--	3,180
ESOP shares released	--	(35)	--	238	--	--	--	203
Compensation cost for stock-based incentive plans	--	95	--	--	137	--	--	232
Dividends paid ($0.08 per share)	--	--	(475)	--	--	--	--	(475)
Treasury stock purchases	--	--	--	--	--	(1,560)	--	(1,560)
Comprehensive income:
Net income	--	--	1,676	--	--	--	--	--
Other comprehensive income, net of tax effect	--	--	--	--	--	--	697	--
Comprehensive income	--	--	--	--	--	--	--	2,373
Balance, March 31, 2010	$69	$59,786	$17,530	$(1,952)	$(522)	$(7,302)	$298	$67,907

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2010 and 2009
(In Thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,676	$(1,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (accretion) amortization of fair value adjustments	(672)	8
Accretion of securities, net	(120)	(62)
Gain on sales and calls of securities, net	(871)	(189)
Writedown of available-for-sale securities	52	11
Writedown of other securities, included in other assets	---	2,730
Provision for loan losses	3,049	2,929
Change in deferred loan origination fees	(82)	(195)
Gain on sales of loans, net	(8)	(20)
Writedown of other real estate owned	88	---
Gain on sale of other real estate owned	(34)	---
Depreciation and amortization	942	888
Increase in accrued interest receivable	(208)	(153)
Deferred income tax expense (benefit)	1,241	(2,247)
Increase in cash surrender value life insurance policies	(375)	(359)
(Increase) decrease in prepaid expenses and other assets	(5,228)	144
Amortization of identifiable intangible assets	461	506
(Decrease) increase in accrued expenses and other liabilities	(131)	550
Compensation cost for stock-based incentive plan	232	265
ESOP shares released	194	344

Net cash provided by operating activities	206	3,348

Cash flows from investing activities:
Proceeds from maturities of interest-bearing time deposits with other banks	---	594
Purchases of available-for-sale securities	(40,468)	(35,918)
Proceeds from sales of available-for-sale securities	23,785	10,474
Proceeds from maturities of available-for-sale securities	29,556	17,184
Purchases of Federal Home Loan Bank stock	(35)	(325)
Cash and cash equivalents acquired from Apple Valley Bank, net of cash paid
to shareholders	10,288	---
Loan originations and principal collections, net	3,556	(34,517)
Purchases of loans	(51,236)	(13,828)
Loans sold	---	3,704
Recoveries of loans previously charged off	61	---
Proceeds from sales of other real estate owned	688	---
Capital expenditures of other real estate owned	(9)	---
Capital expenditures	(288)	(208)
Proceeds from sales/disposals of fixed assets	18	30
Investment in life insurance policies	---	(5)

Net cash used in investing activities	(24,084)	(52,815)

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2010 and 2009
(In Thousands)
(continued)

	2010	2009
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	26,357		1,458
Net (decrease) increase in time deposits	(4,146)		47,666
Net (decrease) increase in advanced payments by borrowers for taxes and insurance	(162)		44
Proceeds from Federal Home Loan Bank long-term advances	2,000		11,000
Principal payments on Federal Home Loan Bank long-term advances	(11,978)		(6,106)
Net increase in securities sold under agreements to repurchase	11,391		3,514
Purchase of treasury stock	(1,560)		(2,204)
Proceeds from exercise of stock options	---		139
Payments of cash dividends on common stock	(475)		(850)

Net cash provided by financing activities	21,427		54,661

Net (decrease) increase in cash and cash equivalents	(2,451)		5,194
Cash and cash equivalents at beginning of year	41,433		36,239
Cash and cash equivalents at end of year	$38,982		$41,433

Supplemental disclosures:
Interest paid	$13,437		$13,169
Income taxes (received) paid	(749)		1,126
Reclass from other assets to available-for-sale securities	671		---
(Decrease) increase in due to broker	(715)		62
Decrease in due from broker	---		(714)
Loans transferred to other real estate owned	3,178		141

Acquisition of Apple Valley Bank and Trust:
Assets acquired:
Cash and cash equivalents	$13,220	$	---
Investments in available-for-sale securities	3,004		---
Federal Home Loan Bank stock, at cost	465		---
Loans, net of allowance for loan losses	60,233		---
Premises and equipment, net	1,598		---
Other real estate owned	260		---
Accrued interest receivable	239		---
Deferred income taxes, net	2,209		---
Other assets	92		---
Total assets acquired	81,320		---

Liabilities assumed:
Deposits	76,380		---
Advanced payments by borrowers for taxes and insurance	380		---
Other liabilities	530		---
Total liabilities assumed	77,290		---
Net assets acquired	4,030		---
Acquisition costs	6,112		---
Goodwill	$2,082	$	---

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

NOTE 1 - NATURE OF OPERATIONS

On September 7, 2005, NEBS Bancshares, Inc. (the “Company”) was incorporated under Maryland law to facilitate the conversion of Enfield Federal Savings and Loan Association (the “Association”) from the mutual holding company form of organization to the stock form of organization (the “second-step conversion”).  As a result of the second-step conversion, NEBS Bancshares, Inc. became the holding company for the Association and was immediately renamed New England Bancshares, Inc.  A total of 3,075,855 shares of common stock were sold in the stock offering at the price of $10.00 per share. In addition, a total of 2,270,728 shares were issued to the minority shareholders of the former New England Bancshares at an exchange ratio of 2.3683. Total shares outstanding after the stock offering and the exchange totaled 5,346,583 shares.  The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former New England Bancshares' assets, liabilities and equity. Direct offering costs totaling $1.1 million were deducted from the proceeds of the shares sold in the offering.  Net proceeds of $27.2 million were raised in the stock offering, excluding $2.5 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 246,068 shares of common stock in the stock offering. In addition, as part of the second-step conversion and dissolution of Enfield Federal Mutual Holding Company, the former mutual holding company parent of the Company, and the former New England Bancshares, the Association received $901,000 of cash previously held by these entities.

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

On May 1, 2009, the Company merged its wholly-owned federal savings bank subsidiary, Enfield Federal, with and into its wholly-owned Connecticut commercial banking subsidiary, Valley Bank, and renamed the combined bank “New England Bank.” The Company retained the name of each bank at their respective branches and operates the branches as divisions of New England Bank (the “Bank”).  The subsidiary merger was designed to improve the efficiencies of the Company by eliminating the additional regulatory and administrative costs of maintaining two separately chartered banking subsidiaries with similar products, services and operations. The consolidation allows the Company to reduce its operating expenses while maintaining the financial products and services offered by both banks. The combined structure also assists the combined bank in offering a higher level of customer service.

On June 8, 2009 the Company acquired Apple Valley Bank & Trust Company (“Apple Valley”) of Cheshire, Connecticut.  As part of the acquisition, Apple Valley Bank was merged into New England Bancshares’ wholly-owned banking subsidiary, New England Bank.  Under the terms of the transaction, shareholders of Apple Valley Bank were entitled to elect to receive either one share of New England Bancshares common stock or $8.50 in cash for each share of Apple Valley Bank common stock, subject to an aggregate allocation of 60% stock and 40% cash.  Based upon the $8.50 per share price at January 14, 2009, the consideration was approximately 119% of Apple Valley Bank’s tangible book value and represented a 2% franchise premium to core deposits.

New England Bank is a state chartered commercial bank that commenced operations on November 15, 1999.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans.  The Bank operates from fifteen locations in Connecticut.

NOTE 2 - ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks and money market mutual funds.  Cash and due from banks as of March 31, 2010 and 2009 includes $1.7 million and $491,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank for New England Bank.

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

--
Available-for-sale securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized.

--
Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings or in a separate component of capital.  They are merely disclosed in the notes to the consolidated financial statements.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis.  If either condition is met, the Company will recognize a full impairment charge to earnings.  For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

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

Loan origination, commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield by the interest method.  Deferred amounts are recognized for fixed rate loans over the contractual life of the related loans.  If the loan’s stated interest rate varies with changes in an index or rate, the effective yield used by the Association for amortization is the index or rate that is in effect at the inception of the loan.  Home equity line deferred fees are recognized using the straight-line method over the period the home equity line is active, assuming that borrowings are outstanding for the maximum term provided in the contract.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the composition and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables – Troubled Debt Restructuring by Creditors.”  These properties are carried at the lower of cost or estimated fair value less estimated costs to sell.  Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale, are included in other expense.

In accordance with ASC 310-10-35, “Receivables – Overall – Subsequent Measurements,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN:

In connection with its Executive Supplemental Retirement Plan, the Company established a Rabbi Trust to assist in the administration of the plan.  The accounts of the Rabbi Trust are consolidated in the Company’s financial statements.  Any available-for-sale securities held by the Rabbi Trust are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities.”  Until the plan benefits are paid, creditors may make claims against the trust’s assets if the Company becomes insolvent.

EARNINGS (LOSS) PER SHARE (“EPS”):

Basic EPS is computed by dividing income (loss) available (attributable) to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had 276,990 anti-dilutive shares at March 31, 2010 and no anti-dilutive shares at March 31, 2009 as the Company reported a net loss.  Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period.  Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

ASC 825, “Financial Instruments,” requires that the Company disclose the estimated fair value for its financial instruments.  Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

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

STOCK-BASED COMPENSATION:

At March 31, 2009, the Company has two stock-based incentive plans which are described more fully in
Note 13.  The Company accounts for the plans under ASC 718-10, “Compensation - Stock Compensation - Overall.”  During the year ended March 31, 2010 and 2009, $95,000 and $128,000, respectively in stock-based employee compensation was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of fiscal year 2011.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  These standards are not expected to have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning October 1, 2009.  The guidance did not change the Company’s valuation techniques for measuring liabilities at fair value.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share”.  The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented must be adjusted retrospectively.  The adoption of this update, effective April 1, 2009, did not have a material impact on the Company’s earnings per share.

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

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of April 1, 2010.  The required disclosures are included in Note 18.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

ADVERTISING COSTS:

It is the Company’s policy to expense advertising costs as incurred.  Advertising and promotion expense is shown as a separate line item in the consolidated Statements of Income.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows as of March 31:

	Amortized	Gross	Gross
Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
March 31, 2010:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations and
agencies	$8,833	$130	$7	$8,956
Debt securities issued by states of the United
States and political subdivisions of the states	15,670	115	512	15,273
Mortgage-backed securities	38,988	1,233	471	39,750
	$63,491	$1,478	$990	$63,979

March 31, 2009:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations and
agencies	$11,930	$183	$45	$12,068
Debt securities issued by states of the United
States and political subdivisions of the states	16,917	45	1,250	15,712
Mortgage-backed securities	43,618	1,129	706	44,041
Marketable equity securities	7	---	---	7
	72,472	1,357	2,001	71,828
Money market mutual funds included in
cash and cash equivalents	(7)	---	---	(7)
	$72,465	$1,357	$2,001	$71,821

Mortgage-backed securities are insured or issued by Ginnie Mae, Freddie Mac and Fannie Mae or private issuers, substantially all of which are backed by fixed-rate mortgages.

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2010:

Fair
Value
(In Thousands)
Due in less than one year	$16
Due after one year through five years	481
Due after five years through ten years	4,923
Due after ten years	18,809
Mortgage-backed securities	39,750
$63,979

Proceeds from sales of available-for-sale securities for the year ended March 31, 2010 were $23.8 million.  Gross realized gains on those sales amounted to $854,000 and no gross realized losses were recognized.  Proceeds from sales of available-for-sale securities for the year ended March 31, 2009 were $10.5 million.  Gross realized gains on those sales amounted to $153,000 and $3,000 of gross realized losses were recognized.  The tax expense applicable to these net realized gains in the years ended March 31, 2010 and 2009 amounted to $80,000 and $58,000, respectively.

As of March 31, 2010 and 2009, securities with carrying amounts of $28.8 million and $18.0 million, respectively, were pledged to secure securities sold under agreements to repurchase.  As of March 31, 2009 securities with carrying values of $1.5 million were pledged as collateral to secure municipal deposits.

The aggregate fair value and unrealized losses of securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income (loss), that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 Months		12 Months or Longer				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Losses	Value		Losses		Value	Losses
	(In Thousands)
March 31, 2010:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations
and agencies	$1,384	$7	$	---	$	---	$1,384	$7
Debt securities issued by states of the
United States and political subdivisions
of the states	2,467	34		6,055		478	8,522	512
Mortgage-backed securities	2,561	26		2,087		342	4,648	368
Total temporarily impaired securities	6,412	67		8,142		820	14,554	887
Other-than-temporarily impaired securities
Mortgage-backed securities	---	---		325		103	325	103
Total temporarily impaired and
other-than-temporarily impaired
securities	$6,412	$67		$8,467		$923	$14,879	$990

March 31, 2009:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations
and agencies	$593	$45	$	---	$	---	$593	$45
Debt securities issued by states of the
United States and political subdivisions
of the states	11,312	999		1,527		251	12,839	1,250
Mortgage-backed securities	2,721	56		4,345		444	7,066	500
Total temporarily impaired securities	14,626	1,100		5,872		695	20,498	1,795
Other-than-temporarily impaired securities
Mortgage-backed securities	---	---		330		206	330	206
Total temporarily impaired and
other-than-temporarily impaired
securities	$14,626	$1,100		$6,202		$901	$20,828	$2,001

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2010 and determined the decline in fair value below amortized cost to be temporary.  In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is evaluated for other-than-temporary impairment in accordance with ASC 320-10, “Investment - Debt and Equity Securities.”

As discussed in Note 2 the Company elected to early adopt the provisions of ASC 320-10 for the year ended March 31, 2009, which was applied to existing and new debt securities held by the Company as of January 1, 2009.  For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income (loss), net of related taxes.   Had the Company not adopted ASC 320-10, the Company would have recognized an additional $206,000, pre-tax, in other-than-temporary impairment losses through earnings during the year ended March 31, 2009.

The following table summarizes other-than-temporary impairment losses on securities for the years ended March 31:

	2010		2009
	Non-Agency	Auction	Non-Agency
	Mortgage-Backed	Rate	Mortgage-backed
	Securities	Securities	Securities	Total
	(In Thousands)			(In Thousands)
Total other-than-temporary
impairment losses	$52	$2,730	$217	$2,947
Less: unrealized other-than-temporary
Losses recognized in other comprehensive
loss (1)	---	---	206	206

Net impairment losses recognized in earnings (2)	$52	$2,730	$11	$2,741

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the years ended March 31, 2010 is as follows:

	2010	2009
	Total	Total
	(In Thousands)	(In Thousands)
Balance, April 1	$11	$ ---
Additions for the credit component on debt securities
in which other-than-temporary impairment was
not previously recognized	52	11

Balance, March 31	$63	$11

For the year ended March 31, 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present values of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of March 31, 2010:

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	16.0%	5.8%	22.4%
Default rates	5.0	0.2	15.4
Loss severity	40.7	25.0	59.6

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

	2010	2009
	(In Thousands)
Mortgage loans:
Residential	$213,034	$158,319
Commercial	205,244	162,809
Construction	19,450	15,498
Total mortgage loans	437,728	336,626
Consumer loans	7,293	6,491
Commercial loans	74,918	76,935
	519,939	420,052
Deferred loan origination costs (fees), net	190	(28)
Allowance for loan losses	(4,625)	(6,458)
Loans, net	$515,504	$413,566

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended March 31, 2010.  Total loans to such persons and their companies amounted to $5.0 million as of March 31, 2010.  During the year ended March 31, 2010, principal payments totaled $679,000 and principal advances amounted to $530,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

	2010	2009
	(In Thousands)
Balance at beginning of period	$6,458	$4,046
Provision for loan losses	3,049	2,929
Recoveries of loans previously charged off	61	---
Loans charged off	(4,943)	(517)
Balance at end of period	$4,625	$6,458

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

	2010		2009
	(In Thousands)
Total nonaccrual loans		$8,995	$11,926

Accruing loans which are 90 days or more overdue	$	---	$15

Information about loans that met the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurements,” was as follows as of March 31:

	2010		2009
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
	In Impaired	For Credit	In Impaired	For Credit
	Loans	Losses	Loans	Losses
	(In Thousands)
Loans for which there is a related allowance for credit losses	$3,518	$1,050	$6,241	$2,645

Loans for which there is no related allowance for credit losses	4,460	---	3,894	---

Totals	$7,978	$1,050	$10,135	$2,645

Average recorded investment in impaired loans during the
year ended March 31	$8,671		$4,206

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

Total recognized	$228		$38
Amount recognized using a cash-basis method
of accounting	$208		$38

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2010, the company had $950,000 in loans that were modified in trouble debt restructurings and impaired.

NOTE 5 - PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment as of March 31:

	2010	2009
	(In Thousands)
Land	$1,163	$834
Buildings and building improvements	3,679	2,667
Furniture, fixtures and equipment	3,079	2,843
Leasehold improvements	2,589	2,490
	10,510	8,834
Accumulated depreciation and amortization	(3,594)	(2,844)
	$6,916	$5,990

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2010 and 2009 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(In Thousands)
Balance, March 31, 2008	$14,701	$2,671
Amortization expense	---	(506)
Balance, March 31, 2009	14,701	2,165
Additional due to merger	2,082	---
Amortization expense	---	(461)
Balance, March 31, 2010	$16,783	$1,704

Estimated annual amortization expense of identifiable intangible assets is as follows:

(In Thousands)
Years Ended March 31,
2011	$416
2012	372
2013	327
2014	261
2015	149
Thereafter	179
Total	$1,704

A summary of acquired identifiable intangible assets is as follows as of March 31, 2010:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
		(In Thousands)
Core deposit intangibles	$3,345	$(1,641)	$1,704

There was no impairment recorded in fiscal years 2010 and 2009 based on valuations at March 31, 2010 and 2009.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $95.8 million and $87.9 million as of March 31, 2010 and 2009, respectively.  All deposits are insured up to $250,000.

For time deposits as of March 31, 2010, the scheduled maturities for each of the following five years ended
March 31, are:

(In Thousands)
2011	$160,755
2012	50,120
2013	23,384
2014	31,997
2015	19,991
Fair value adjustment	253
Total	$286,500

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the “FHLB”).

Maturities of advances from the FHLB for the years ending after March 31, 2010 are summarized as follows:

(In Thousands)
2011	$31,993
2012	10,143
2013	3,472
2014	1,632
2015	4,190
Thereafter	5,451
Fair value adjustment	(21)
$56,860

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.  As of March 31, 2010, the Company has two advances which the FHLB has the option of calling as of the put date, and quarterly thereafter:

Amount	Maturity Date	Put Date	Interest Rate
(In Thousands)
$5,000	August 1, 2016	May 3, 2010	4.89%
2,000	September 2, 2014	June 1, 2010	3.89

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2010, the interest rates on FHLB advances ranged from 1.91% to 5.21%.  At March 31, 2010, the weighted average interest rate on FHLB advances was 4.05%.

NOTE 9 - SUBORDINATED DEBENTURES

On July 28, 2005, FVB Capital Trust I (“Trust I”), a Delaware statutory trust formed by First Valley Bancorp, completed the sale of $4.1 million of 6.42%, 5 Year Fixed-Floating Capital Securities (“Capital Securities”).  Trust I also issued common securities to First Valley Bancorp and used the net proceeds from the offering to purchase a like amount of 6.42% Junior Subordinated Debentures (“Debentures”) of First Valley Bancorp.  Debentures are the sole assets of Trust I.

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

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of March 31, 2010 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings.  The securities consisted of U.S. Agencies and mortgage-backed securities.  The securities were held in the Company’s safekeeping account under the control of the Company and pledged to the purchasers of the securities.  The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 11 - INCOME TAXES

The components of income tax expense (benefit) are as follows for the years ended March 31:

	2010	2009
	(In Thousands)
Current:
Federal	$(1,028)	$1,093
State	(1)	238
	(1,029)	1,331

Deferred:
Federal	1,424	(2,180)
State	144	(440)
Change in valuation allowance	(327)	373
	1,241	(2,247)
Total income tax expense (benefit)	$212	$(916)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:

	2010	2009
Federal income tax at statutory rate	34.0%	(34.0)%
Increase (decrease) in tax resulting from:
Nontaxable interest income	(10.2)	(10.3)
Nontaxable life insurance income	(6.6)	(4.6)
Excess book basis of Employee Stock Ownership Plan	0.3	2.7
Merger related expenses	4.0	---
Other adjustments	2.0	3.7
Change in valuation allowance	(17.3)	13.7
State tax, net of federal tax benefit	5.0	(4.9)
Effective tax rates	11.2%	(33.7)%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

	2010	2009
	(In Thousands)
Deferred tax assets:
Excess of allowance for loan losses over tax bad debt reserve	$1,751	$2,496
Deferred loan origination fees	178	11
Net unrealized holding loss on available-for-sale securities	---	250
Write-down of investment securities	24	1,068
Premises and equipment, principally due to differences in depreciation	188	---
Deferred compensation	909	826
Unrecognized director fee plan benefits	1	3
Capital loss carryforward	107	61
Net operating loss carryforward	1,488	---
Other	617	360
Gross deferred tax assets	5,263	5,075
Valuation allowance	(107)	(434)
Gross deferred tax assets, net of valuation allowance	5,156	4,641

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation	---	(13)
Net mark-to-market adjustments	(666)	(854)
Net unrealized holding gain on available-for-sale securities	(189)	---
Other	(5)	(5)
Gross deferred tax liabilities	(860)	(872)
Net deferred tax asset	$4,296	$3,769

Based on the Company’s historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2010.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes.  This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction.  Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances.  Therefore, a deferred tax liability has not been provided for this temporary difference.  The Company’s pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million.  The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2010.

The Company adopted ASC 740-20, “Income Taxes - Intraperiod Tax Allocation,” as of March 31, 2010.  It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  There was no effect on the Company’s balance sheet or income statement from adoption of ASC 740-20.

NOTE 12 - BENEFIT PLANS

The Bank has a non-contributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees.  The Bank contributed $49,000 and $86,000 to the plan during the years ended March 31, 2010 and 2009, respectively.  The Bank’s plan is part of a multi-employer plan for which detail as to the Bank’s relative position is not readily determinable.  Effective January 1, 2006, the Bank excluded from membership in the plan those employees hired on or after January 1, 2006.  Effective February 1, 2007, the Bank ceased benefit accruals under the plan.

The Bank established the New England Bank Director Fee Continuation Plan (the “Plan”) to provide the directors serving on the board as of the date of the plan’s implementation with a retirement income supplement.  The plan has six directors.  Participant-directors are entitled to an annual benefit, as of their Retirement Date, equal to $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director prior to June 1, 1995, with a maximum benefit of $6,000 per year payable in ten annual installments.

The following table sets forth information about the Plan as of March 31:

	2010	2009
	(In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$157	$156
Service cost	3	4
Interest cost	9	9
Benefits paid	(18)	(12)
Benefit obligation at end of year	151	157
Plan assets	---	---
Funded status	$(151)	$(157)

Amounts recognized in or removed from accumulated other comprehensive loss, before tax effect, consist of the following as of March 31:

	2010	2009
	(In Thousands)
Unrecognized net loss	$2	$5
Unrecognized prior service cost	4	3
	$6	$8

The accumulated benefit obligation for the Plan was $151,000 and $157,000 at March 31, 2010 and 2009, respectively.

	2010	2009
Components of net periodic cost:	(In Thousands)
Service cost	$3	$4
Interest cost	9	9
Unrecognized net loss	2	5
Unrecognized prior service cost recognized	4	8
Net periodic pension cost	18	26

Other changes in benefit obligations recognized in other comprehensive income (loss):
Unrecognized net loss	(2)	(5)
Prior service cost	(4)	(8)
Total recognized in other comprehensive income (loss)	(6)	(13)
Total recognized in net periodic pension cost and
other comprehensive income (loss)	$12	$13

The estimated unrecognized loss and prior service cost that will be accreted into accumulated other comprehensive income (loss) from net periodic benefit cost over the year ended March 31, 2011 is $1,400 and $200, respectively.

The discount rate used in determining the projected benefit obligation and net periodic benefit cost was 6.0% for the years ended March 31, 2010 and 2009.

Estimated future benefit payments are as follows for the years ended March 31:

(In Thousands)
2011	$18
2012	18
2013	18
2014	18
2015	18
2016-2020	96

The Bank sponsors a 401(k) Plan whereby the Bank matches 50% of the first 6% of employee contributions.  During the years ended March 31, 2010 and 2009, the Bank contributed $107,000 and $127,000, respectively, under this plan.

The Bank has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Bank.  The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 240 months.  Following the initial 240 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Bank has acquired as an informal funding source for its obligation to the President.  The income recorded on the life insurance policies amounted to $375,000 and $359,000 for the years ended March 31, 2010 and 2009, respectively.  A periodic amount is being expensed and accrued to a liability reserve account during the President’s active employment so that the full present value of the promised benefit will be expensed at his retirement.  The expense of this plan to the Bank for the years ended March 31, 2010 and 2009 was $291,000 and $275,000, respectively.  The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2010 and 2009 in the amounts of $1.6 million and $1.3 million, respectively.

The Bank formed a Rabbi Trust for the Executive Supplemental Retirement Plan.  The Trust’s assets consist of split dollar life insurance policies.  The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets.  As of March 31, 2010 and 2009, total assets in the Rabbi Trust were $4.5 million and $4.3 million, respectively.

The Bank adopted the New England Bank Supplemental Executive Retirement Plan (SERP), effective June 4, 2002.  The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans.  The Board of Directors has designated the President to participate in the Plan.  The expense of this plan to the Bank for the years ending March 31, 2010 and 2009 is $9,000 and $8,000, respectively.

The Company and the Bank each entered into an employment agreement with its President.  The employment agreements provide for the continued payment of specified compensation and benefits for specified periods.  The agreements also provide for termination of the executive for cause (as defined in the agreements) at any time.  The employment agreements provide for the payment, under certain circumstances, of amounts upon termination following a “change in control” as defined in the agreements.  The agreements also provide for certain payments in the event of the officer’s termination for other than cause and in the case of voluntary termination.

The Bank maintains change in control agreements with several employees.  The agreements are renewable annually.  The agreements provide that if involuntary termination or, under certain circumstances, voluntary termination follows a change in control of the Bank, the employee would be entitled to receive a severance payment equal to a multiple of his “base amount,” as defined under the Internal Revenue Code.  The Bank would also continue and/or pay for life, health and disability coverage for a period of time following termination.

In 2009, the Company adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plan - Other Postretirement,” and recognized a liability for the Company’s future postretirement benefit obligations under the President’s endorsement split-dollar life insurance arrangement.  The Company recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $74,000.  The total liability for the arrangements included in other liabilities was $101,000 and $87,000 at March 31, 2010 and 2009, respectively.  The expense recognized under this arrangement was $14,000 and $13,000 for fiscal year 2010 and 2009, respectively.

NOTE 13 - STOCK COMPENSATION PLANS

In 2003, the Company adopted the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan (the “2003 Plan”) which includes grants of options to purchase Company stock and awards of Company stock.  The number of shares of common stock reserved for grants and awards under the 2003 Plan is 473,660, consisting of 338,327 shares for stock options and 135,333 shares for stock awards.  All employees and outside directors of the Company are eligible to participate in the 2003 Plan.

In 2006, the Company adopted the New England Bancshares, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) which includes grants of options to purchase Company stock and awards of Company stock.  The number of shares of common stock reserved for grants and awards under the 2006 Plan is 274,878, consisting of 196,342 shares for stock options and 78,536 shares for stock awards.

The 2003 and 2006 Plans define the stock option exercise price as the fair market value of the Company stock at the date of the grant.  The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant.  The stock options vest in installments over five years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2010 and 2009.

	2010	2009
Dividend yield	1.24%	1.58%
Expected life	10 years	10 years
Expected volatility	31.0%	18.0%
Risk-free interest rate	3.29%	3.18%

A summary of the status of the Plans as of March 31, 2010 and 2009 and changes during the years then ended is presented below:

	2010		2009
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	333,416	$8.96	349,997	$8.84
Granted	5,000	6.46	4,000	9.08
Exercised	---	---	(20,181)	6.90
Forfeited	(2,000)	12.84	(400)	12.84
Outstanding at end of year	336,416	$8.90	333,416	$8.96

Options exercisable at year-end	276,990		246,521
Weighted-average fair value of options
granted during the year	$2.51		$2.30

The following table summarizes information about stock options outstanding as of March 31, 2010:

Options Outstanding			Options Exercisable
Number	Weighted-Average		Number
Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
as of 3/31/10	Contractual Life	Exercise Price	as of 3/31/10	Exercise Price

180,752	2.9 years	$6.40	180,752	$6.40
25,101	4.1 years	8.17	25,101	8.17
2,000	5.9 years	10.81	1,600	10.81
104,563	6.4 years	12.84	62,737	12.84
15,000	7.1 years	13.29	6,000	13.29
2,000	8.4 years	9.90	400	9.90
2,000	8.8 years	8.25	400	8.25
5,000	9.5 years	6.46	---	---
336,416	4.5 years	$8.90	276,990	$8.20

Under the 2003 and 2006 Plans, common stock of the Company may be granted at no cost to employees and outside directors of the Company.  Plan participants are entitled to cash dividends and to vote such shares.  Such shares vest in five equal annual installments.  Upon issuance of shares of restricted stock under the Plans, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year vesting period.  In February 2003, 86,251 shares were awarded under the 2003 Plan and in September 2006, 53,189 shares were awarded under the 2006 Plan.  The awards vest in installments over five years.  The compensation cost that has been charged against income for the granting of stock awards under the plan was $137,000 and $137,000 for the years ended March 31, 2010 and 2009, respectively.

Upon a change in control as defined in the 2003 and 2006 Plans, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and further restrictions lapse.

As of March 31, 2010, there was $167,000 of unrecognized compensation cost related to unvested stock options granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.78 years.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company (174,768 as adjusted for the 2.3683 share exchange).  To fund the purchases, the ESOP borrowed $738,000 from the Company.  The borrowing is currently at an interest rate of 4.75% and is to be repaid in equal annual installments through December 31, 2011.  In fiscal 2006, the ESOP purchased 246,068 shares of common stock in the second-step conversion with a $2.5 million loan from the Company, which has a 15 year term at an interest rate of 7.25%.  Dividends paid on unreleased shares are used to reduce the principal balance of the loan.  The collateral for the borrowing is the common stock of the Company purchased by the ESOP.  Contributions by the Bank to the ESOP are discretionary; however, the Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt.  The shares of stock of the Company are held in a suspense account until released for allocation among participants.  The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant’s compensation for the year of allocation compared to all other participants.  As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes.  The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet.  ESOP expense for the years ended March 31, 2010 and 2009 was $194,000 and $308,000, respectively.

The ESOP shares as of March 31 were as follows:

	2010	2009
Allocated shares	158,441	141,166
Unreleased shares	215,407	249,291
Total ESOP shares	373,848	390,457

Fair value of unreleased shares	$1,634,939	$1,500,732

NOTE 15 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of March 31, 2010:

Total Capital (to Risk Weighted Assets)	$52,200	11.12%	$37,544	> 8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	47,575	10.14	18,772	> 4.0	N/A	N/A
Tier 1 Capital (to Average Assets)	47,575	7.33	25,959	> 4.0	N/A	N/A

As of March 31, 2009:

Total Capital (to Risk Weighted Assets)	$52,435	13.28%	$31,576	> 8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	47,481	12.03	15,788	> 4.0	N/A	N/A
Tier 1 Capital (to Average Assets)	47,481	8.78	21,263	> 4.0	N/A	N/A

The New England Bank’s actual capital amounts and ratios at March 31, 2010 are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$52,148	11.14%	$37,442	> 8.0%	$46,803	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	47,523	10.15	18,721	> 4.0	28,082	> 6.0
Tier 1 Capital (to Average Assets)	47,523	7.34	25,912	> 4.0	32,390	> 5.0

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of March 31, 2009, that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 2009, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based and core capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Association's category.

Enfield Federal Savings & Loan Association’s  actual capital amounts and ratios at March 31, 2009 are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital (to Risk Weighted Assets)	$26,756	12.19%	$17,564	> 8.0%	$21,956	> 10.0%
Tangible Capital (to Tangible Assets)	24,502	7.52	4,887	> 1.5	N/A	N/A
Core Capital (to Adjusted Tangible Assets)	24,502	7.52	13,031	> 4.0	16,289	> 5.0
Tier 1 Capital (to Risk Weighted Assets)	24,502	11.16	N/A	N/A	13,173	> 6.0

Valley Bank’s actual capital amounts and ratios at March 31, 2009 are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital (to Risk Weighted Assets)	$22,882	11.56%	$15,841	> 8.0%	$19,802	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	20,385	10.29	7,921	> 4.0	11,881	> 6.0
Tier 1 Capital (to Average Assets)	20,385	8.98	9,076	> 4.0	11,345	> 5.0

NOTE 16 - EARNINGS (LOSS) PER SHARE (EPS)

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) are as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In Thousands)
Year ended March 31, 2010
Basic EPS
Net income	$1,676	---
Dividends and undistributed earnings allocated
to unvested shares	(6)	---
Net income and income available to common stockholders	1,670	5,938,924	$0.28
Effect of dilutive securities options	---	---
Effect of restrictive stock	---	---
Diluted EPS
Income available to common stockholders and
assumed conversions	$1,670	5,938,924	$0.28

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In Thousands)
Year ended March 31, 2009
Basic EPS
Net loss	$(1,802)	---
Dividends and undistributed loss allocated
to unvested shares	10	---
Net loss and loss available to common stockholders	(1,792)	5,646,911	$(0.32)
Effect of dilutive securities options	---	---
Effect of restrictive stock	---	---
Diluted EPS
Loss available to common stockholders and
assumed conversions	$(1,792)	5,646,911	$(0.32)

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2011 and 2031.  The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2010:

Year Ended March 31	(In Thousands)
2011	$931
2012	924
2013	888
2014	860
2015	849
Thereafter	8,099
Total minimum lease payments	$12,551

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index.  Certain leases contain options to extend for periods from one to five years.  The total rental expense amounted to $1.0 million and $895,000 for the years ended March 31, 2010 and 2009, respectively.

NOTE 18 - FAIR VALUE MEASUREMENTS

Effective April 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2010 and 2009.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

The following summarizes assets measured at fair value on a recurring basis for the period ending March 31:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2010:
Securities available-for-sale	$63,979	$3,155	$60,824	$ ---

March 31, 2009:
Securities available-for-sale	$71,821	$1,473	$70,348	$ ---
Impaired securities included
in other assets	671	---	671	---
	$72,492	$1,473	$71,019	$ ---

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2010 and 2009, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2010:
Impaired loans	$2,468	$ ---	$1,186	$1,282

March 31, 2009:
Impaired loans	$3,596	$ ---	$3,596	$ ---

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Impaired Loans
Beginning balance March 31, 2009	$
Transfers in and/or out of Level 3	1,282
Ending balance, March 31, 2010	$1,282

The following are carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31:
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,982	$38,982	$41,433	$41,433
Interest-bearing time deposits with other banks	99	99	99	99
Available-for-sale securities	63,979	63,979	71,821	71,821
Federal Home Loan Bank stock	4,396	4,396	3,896	3,896
Loans, net	515,504	518,387	413,566	415,595
Other investment securities	---	---	671	671
Accrued interest receivable	2,768	2,768	2,321	2,321

Financial liabilities:
Deposits	517,572	521,382	419,436	421,925
Advanced payments by borrowers for taxes and insurance	1,171	1,171	953	953
FHLB advances	56,860	59,041	66,833	69,523
Securities sold under agreements to repurchase	23,460	23,465	12,069	12,071
Subordinated debentures	3,910	1,390	3,901	1,709
Due to broker	---	---	715	715

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except for other investments, due from broker and due to broker which are included in other assets and other liabilities.  Accounting policies related to financial instruments are described in Note 2.

NOTE 19 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the years ended March 31, 2010 and 2009 are as follows:

	March 31, 2010
	Before Tax	Tax	Net of Tax
	Amount	Effects	Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$1,951	$(523)	$1,428
Reclassification adjustment for realized gains in net income	(819)	84	(735)
Other comprehensive benefit – director fee continuation plan	6	(2)	4
Total	$1,138	$(441)	$697

	March 31, 2009
	Before Tax	Tax	Net of Tax
	Amount	Effects	Amount
	(In Thousands)
Net unrealized holding losses on available-for-sale securities	$(807)	$314	$(493)
Reclassification adjustment for realized gains in net income	(189)	73	(116)
Other comprehensive benefit – director fee continuation plan	13	(5)	8
Total	$(983)	$382	$(601)

Accumulated other comprehensive (loss) income consists of the following as of March 31:

	2010	2009
	(In thousands)

Net unrealized holding gains (losses) on available-for-sale securities, net of taxes (1)	$299	$(394)
Unrecognized director fee plan benefits, net of tax	(1)	(5)
Total	$298	$(399)

(1)  The March 31, 2010 and 2009 ending balance includes $103,000 and $206,000, respectively of unrealized losses in which other-than-temporary impairment has been recognized.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of March 31, 2010 and 2009, the maximum potential amount of the Company’s obligation was $1.8 million and $1.7 million, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of
March 31:

	2010	2009
	(In Thousands)
Commitments to originate loans	$13,742	$6,116
Standby letters of credit	1,780	1,692
Unadvanced portions of loans:
Construction	3,455	8,414
Home equity	13,449	8,757
Commercial lines of credit	33,225	26,181
Purchase of loans	6,900	---
Overdraft protection lines	2,927	2,986
	$75,478	$54,146

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 21 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within Connecticut.  There are no concentrations of credit to borrowers that have similar economic characteristics.  The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 22 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

NEW ENGLAND BANCSHARES, INC. (Parent Company Only) Balance Sheets (In Thousands)
	March 31,
ASSETS	2010	2009
Cash on deposit with Enfield Federal Savings and Loan Association	$646	$2,093
Investment in subsidiaries	67,514	61,353
Loans to ESOP	2,207	2,406
Accrued interest receivable	40	83
Other assets	1,585	1,618
Due from subsidiary	---	479
Total assets	$71,992	$68,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$76	$74
Subordinated debentures	3,910	3,901
Deferred tax liability	99	103
Stockholders’ equity	67,907	63,954
Total liabilities and stockholders’ equity	$71,992	$68,032

Statements of Income (In Thousands)

	For the Years Ended
	March 31,
	2010		2009
Dividend from subsidiaries	$	---	$4,000
Interest income		258	213
Total interest and dividend income		258	4,213
Interest expense		273	273
Net interest and dividend income		(15)	3,940
Other expense		487	452
(Loss) income before income tax benefit and equity in
undistributed net income (loss) of subsidiaries		(502)	3,488
Income tax benefit		(97)	(118)
(Loss) income before equity in undistributed net income (loss) of subsidiaries		(405)	3,606
Equity in undistributed net income (loss) of subsidiaries		2,081	(5,408)
Net income (loss)		$1,676	$(1,802)

NEW ENGLAND BANCSHARES, INC.
(Parent Company Only)

Statements of Cash Flows
(In Thousands)

	For the Years Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,676	$(1,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of fair value adjustments	9	8
Decrease (increase) in accrued interest receivable	43	(37)
Decrease in due from subsidiaries	479	---
Decrease (increase) in other assets	33	(518)
Decrease in other liabilities	(2)	---
Undistributed net (income) loss of subsidiaries	(2,081)	5,408
Compensation cost for stock-based incentive plan	232	---
Net cash provided by operating activities	389	3,059

Cash flows from investing activities:
Principal payments received on loans to ESOP	199	187

Net cash provided by investing activities	199	187

Cash flows from financing activities:
Purchase of treasury stock	(1,560)	(2,204)
Exercise of stock options	---	139
Payment of cash dividends on common stock	(475)	(850)

Net cash used in financing activities	(2,035)	(2,915)

Net (decrease) increase in cash and cash equivalents	(1,447)	331
Cash and cash equivalents at beginning of year	2,093	1,762
Cash and cash equivalents at end of year	$646	$2,093

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

(a)           The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)           Management’s report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

(c)           There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control financial reporting,

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information relating to the directors of the Company is incorporated herein by reference to the sections captioned “Corporate Governance—Committees of the Board of Directors” and “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Executive Officers

Certain executive officers of the Bank also serve as executive officers of the Company.  The day-to-day management duties of the executive officers of the Company and Bank relate primarily to their duties as to the Bank.  The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.  The executive officers of the Company currently are as follows:

Name	Age(1)	Position(s)

David J. O’Connor	63	President, Chief Executive Officer and Director
Michael J. Marcucci	48	Executive Vice President and Senior Risk Officer
Scott D. Nogles	40	Executive Vice President and Chief Financial Officer
John F. Parda	61	Executive Vice President and Chief Loan Officer

(1)  As of March 31, 2010.

David J. O’Connor.  Mr. O’Connor has been the Chief Executive Officer, President and Director of the Bank since 1999 and of New England Bancshares since 2002.  Mr. O’Connor has over 44 years of banking experience in New England.

Michael J. Marcucci.  Mr. Marcucci joined New England Bancshares in 2008 as Executive Vice President and Senior Risk Officer. Before joining New England Bancshares, he was Senior Vice President of Credit Administration at Webster Bank from 2003 to 2008.

Scott D. Nogles.  Mr. Nogles joined New England Bancshares and the Bank in 2004 as Senior Vice President and Chief Financial Officer.  He was named Executive Vice President and Chief Financial Officer in 2008.  Mr. Nogles has an MBA from the University of Connecticut and is a CPA.

John F. Parda.  Mr. Parda joined the Bank in 1999 as Vice President and Senior Loan Officer.  He was named Senior Vice President and Senior Loan Officer in 2001and Executive Vice President and Chief Loan Officer in 2008.  Mr. Parda has over 30 years of diversified banking experience with Connecticut financial institutions.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Disclosure of Code of Ethics and Business Conduct

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.  A copy of the code of ethics and business conduct is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 855 Enfield Street, Enfield, Connecticut 06082.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.           EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the sections captioned “Corporate Governance - Directors’ Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of New England Bancshares knows of no arrangements, including any pledge by any person of securities of New England Bancshares, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table provides information as of March 31, 2010 for compensation plans under which equity securities may be issued.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	333,416	$8.90	185,389
Equity compensation plans not approved by security holders	---	---	---
Total	333,416	$8.90	185,389

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the Company’s principal accountant fees and services is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL SATEMENT SCHEDULES

2.1	Agreement and Plan of Merger, dated November 21, 2006, by and among, New England Bancshares, Inc., New England Bancshares Acquisition, Inc. and First Valley Bancorp, Inc. (1)
3.1	Articles of Incorporation of New England Bancshares, Inc. (2)
3.2	Bylaws of New England Bancshares, Inc. (2)
4.0	Specimen stock certificate of New England Bancshares, Inc. (2)
10.1	Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust(3)
10.2	Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (3)
10.3	Employment Agreement by and between New England Bank and David J. O’Connor
10.4	Employment Agreement by and between New England Bancshares, Inc. and David J. O’Connor
10.5	Form of New England Bancshares, Inc. Amended and Restated 2008 Severance Compensation Plan
10.6	Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (4)
10.7	First Amendment to Amended and Restated New England Bank Executive Supplemental Retirement Plan
10.8	Form of Enfield Federal Savings and Loan Association Amended and Restated Supplemental Executive Retirement Plan
10.9	Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan entered into with Peter T. Dow, Myron J. Marek, Dorothy K. McCarty, Richard K. Stevens and Richard M. Tatoian (3)
10.10	Form of First Amendment to Directors Fee Continuation Agreement
10.11	Split Dollar Arrangement with David J. O’Connor (3)
10.12	New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated (5)
10.13	New England Bancshares, Inc. 2006 Equity Incentive Plan (6)
10.14	Form of Amended and Restated Change in Control Agreement by and among New England Bank, New England Bancshares, Inc. entered into with John F. Parda and Scott D. Nogles
10.15	Lease agreement with Troiano Professional Center, LLC (7)
10.16	Split-Dollar Endorsement Agreement with David J. O’Connor
10.17	Split-Dollar Endorsement Agreement with Scott Nogles
10.18	Split-Dollar Endorsement Agreement with John Parda
21.0	List of Subsidiaries
23.1	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Rule 13a-14(a) /15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) /15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
___________________

(1)	Incorporated by reference into this document from the exhibits to the Current Report on Form 8-K filed on November 28, 2006.
(2)	Incorporated by reference into this document from the Company’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.
(3)	Incorporated by reference into this document from the Company’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.
(4)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2006.
(5)	Incorporated by reference from the Proxy Statement for the 2003 Special Meeting of Stockholders.
(6)	Incorporated by reference from the Proxy Statement for the 2006 Meeting of Stockholders.
(7)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New England Bancshares, Inc.

Date: June 25, 2010	By:	/s/ David J. O’Connor
David J. O’Connor
President, Chief Executive Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ David J. O’Connor	/s/ Scott D. Nogles
David J. O’Connor, President, Chief Executive	Scott D. Nogles, Executive Vice President and Chief
Officer and Director (principal executive officer)	Financial Officer (principal financial and
accounting officer)
Date: June 25, 2010	Date: June 25, 2010

/s/ Thomas O. Barnes	/s/ Lucien P. Bolduc
Thomas O. Barnes, Director	Lucien P. Bolduc, Director
Date: June 25, 2010	Date: June 25, 2010

/s/ Edmund D. Donovan	/s/ Peter T. Dow
Edmund D. Donovan, Director	Peter T. Dow, Chairman of the Board
Date: June 25, 2010	Date: June 25, 2010

/s/ William C. Leary, Esq.	/s/ Myron J. Marek
William C. Leary, Director	Myron J. Marek, Director
Date: June 25, 2010	Date: June 25, 2010

/s/ Dorothy K. McCarty	/s/ David J. Preleski, Esq.
Dorothy K. McCarty, Director	David J. Preleski, Esq., Director
Date: June 25, 2010	Date: June 25, 2010

/s/ Kathryn C. Reinhard	/s/ Richard K. Stevens
Kathryn C. Reinhard, Director	Richard K. Stevens, Director
Date: June 25, 2010	Date: June 25, 2010

/s/ Richard M. Tatoian, Esq.
Richard M. Tatoian, Esq., Director
Date: June 25, 2010