Form 10-Q
period 2010-06-30
New England Bancshares, Inc.
filed 2010-08-12
CIK 1338248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The Issuer had 6,171,889 shares of common stock, par value $0.01 per share, outstanding as of August 6, 2010.

NEW ENGLAND BANCSHARES, INC.
FORM 10-Q

Index

Part I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2010	March 31, 2010
ASSETS	(Unaudited)
Cash and due from banks	$6,613	$9,984
Interest-bearing demand deposits with other banks	45,150	28,998
Money market mutual funds	819	---
Total cash and cash equivalents	52,582	38,982
Interest-bearing time deposits with other banks	99	99
Investments in available-for-sale securities, at fair value	61,822	63,979
Federal Home Loan Bank stock, at cost	4,396	4,396
Loans, net of allowance for loan losses of $4,838 as of June 30, 2010
and $4,625 as of March 31, 2010	523,866	515,504
Premises and equipment, net	6,724	6,916
Other real estate owned	3,024	2,846
Accrued interest receivable	2,715	2,768
Deferred income taxes, net	4,210	4,296
Cash surrender value of life insurance	9,675	9,586
Identifiable intangible assets	1,593	1,704
Goodwill	16,783	16,783
Other assets	5,107	7,200
Total assets	$692,596	$675,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$52,533	$53,091
Interest-bearing	472,521	464,481
Total deposits	525,054	517,572
Advanced payments by borrowers for taxes and insurance	2,172	1,171
Federal Home Loan Bank advances	54,065	56,860
Subordinated debentures	3,912	3,910
Securities sold under agreements to repurchase	34,498	23,460
Other liabilities	4,154	4,179
Total liabilities	623,855	607,152

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized;
none issued	---	---
Common stock, par value $.01 per share: 19,000,000 shares authorized;
6,938,087 shares issued at June 30, 2010
and March 31, 2010	69	69
Paid-in capital	59,815	59,786
Retained earnings	18,092	17,530
Unearned ESOP shares, 215,399 shares at June 30, 2010 and
March 31, 2010	(1,952)	(1,952)
Treasury stock, 765,098 shares at June 30, 2010 and 763,798
shares at March 31, 2010	(7,312)	(7,302)
Unearned shares, stock-based plans, 46,621 shares at June 30,
2010 and March 31, 2010	(488)	(522)
Accumulated other comprehensive income	517	298
Total stockholders’ equity	68,741	67,907
Total liabilities and stockholders’ equity	$692,596	$675,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2010	2009
Interest and dividend income:
Interest on loans	$7,713	$6,507
Interest and dividends on securities:
Taxable	545	672
Tax-exempt	151	155
Interest on federal funds sold, interest-bearing deposits and dividends
on money market mutual funds	22	46
Total interest and dividend income	8,431	7,380

Interest expense:
Interest on deposits	2,211	2,692
Interest on advanced payments by borrowers for
taxes and insurance	5	4
Interest on Federal Home Loan Bank advances	557	689
Interest on subordinated debentures	68	68
Interest on securities sold under agreements to repurchase	69	44
Total interest expense	2,910	3,497
Net interest and dividend income	5,521	3,883
Provision for loan losses	659	680
Net interest and dividend income after provision for loan losses	4,862	3,203

Noninterest income:
Service charges on deposit accounts	345	254
Gain on securities, net	48	59
Gain on sale of loans	---	5
Increase in cash surrender value of life insurance policies	89	84
Impairment loss on securities (2009 includes total losses of $251,
net of $234 recognized in other comprehensive loss, pretax)	---	(17)
Other income	78	302
Total noninterest income	560	687
Noninterest expense:
Salaries and employee benefits	2,109	1,858
Occupancy and equipment expense	821	718
Advertising and promotion	99	38
Professional fees	142	298
Data processing expense	161	150
FDIC insurance assessment	219	540
Stationery and supplies	74	35
Amortization of identifiable intangible assets	111	123
Other expense	610	533
Total noninterest expense	4,346	4,293
Income (loss) before income taxes	1,076	(403)
Income tax expense (benefit)	395	(222)
Net income (loss)	$681	$(181)

Earnings (loss) per share:
Basic	$0.11	$(0.03)
Diluted	$0.11	$(0.03)
Dividends per share	$0.02	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$681	$(181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of fair value adjustments	(129)	2
Accretion of securities, net	(41)	(30)
Gain on sales and calls of investments, net	(48)	(59)
Writedown of available-for-sale securities	---	17
Writedown of other real estate owned	48	---
Provision for loan losses	659	680
Gain on sale of loans, net	---	(5)
Change in deferred loan origination costs, net	(88)	(13)
Depreciation and amortization	218	217
Decrease in accrued interest receivable	53	40
Deferred income tax (benefit) expense	(54)	219
Increase in cash surrender value of life insurance policies	(89)	(84)
Decrease (increase) in prepaid expenses and other assets	2,085	(1,430)
Amortization of identifiable intangible assets	111	123
(Decrease) increase in accrued expenses and other liabilities	(25)	500
Compensation cost for stock option plan	29	31
Compensation cost for stock-based incentive plan	34	34

Net cash provided by operating activities	3,444	61

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,813)	(7,527)
Proceeds from sales of available-for-sale securities	6,388	6,176
Proceeds from maturities of available-for-sale securities	8,030	12,614
Purchases of Federal Home Loan Bank stock	---	(35)
Purchases of interest-bearing time deposits with other banks	---	(1,500)
Cash and cash equivalents acquired from Apple Valley Bank & Trust,
net of cash paid to shareholders	---	10,289
Loan originations and principal collections, net	(835)	878
Purchases of loans	(8,346)	(17,256)
Capital expenditures - premises and equipment	(18)	(160)

Net cash (used in) provided by investing activities	(6,594)	3,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
(continued)

	Three Months Ended June 30,
	2010		2009

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts		9,313	13,046
Net (decrease) increase in time deposits		(1,679)	5,354
Net increase in advanced payments by borrowers for taxes and insurance		1,001	799
Principal payments on Federal Home Loan Bank long-term advances		(2,794)	(801)
Net increase in securities sold under agreement to repurchase		11,038	5,111
Purchase of treasury stock		(10)	(61)
Payments of cash dividends on common stock		(119)	(112)

Net cash provided by financing activities		16,750	23,336

Net increase in cash and cash equivalents		13,600	26,876
Cash and cash equivalents at beginning of period		38,982	41,433
Cash and cash equivalents at end of period		$52,582	$68,309

Supplemental disclosures:
Interest paid		$2,975	$3,391
Income taxes (received) paid		(150)	241
Decrease in due to broker		---	715
Loan transferred to other real estate owned		226	441

Acquisition of Apple Valley Bank & Trust:
Assets acquired
Cash and cash equivalents	$	---	$13,220
Investments in available-for-sale securities		---	3,004
Federal Home Loan Bank stock, at cost		---	465
Loans, net of allowance for loan losses		---	60,233
Premises and equipment, net		---	1,881
Other real estate owned		---	505
Accrued interest receivable		---	239
Deferred income taxes, net		---	1,968
Other assets		---	77
Total assets acquired		---	81,592

Liabilities assumed
Deposits		---	76,380
Advanced payments by borrowers for taxes and insurance		---	380
Other liabilities		---	403
Total liabilities assumed		---	77,163

Net assets acquired		---	4,429

Acquisition costs		---	6,112

Goodwill	$	---	$1,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – Nature of Operations

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

On July 12, 2007, the Company acquired First Valley Bancorp, Inc., Bristol, Connecticut.  First Valley Bancorp was the holding company for Valley Bank, Bristol, Connecticut, a Connecticut commercial bank.  Under the terms of the transaction, shareholders of First Valley Bancorp received 0.8907 shares of Company common stock and $9.00 in cash for each share of First Valley Bancorp common stock for a total of 1,068,625 shares and $10.8 million.  In addition, the Company incurred cash payments for transaction expenses, payout of stock options and employee expenses totaling $2.4 million, creating $13.6 million of goodwill.

On May 1, 2009, the Company merged the Association with and into Valley Bank, and renamed the surviving Connecticut commercial bank “New England Bank.” The Company retained the name of each bank at their respective branches and operates the branches as divisions of New England Bank (the “Bank”).  The subsidiary merger was designed to improve the efficiencies of the Company by eliminating the additional regulatory and administrative costs of maintaining two separately chartered banking subsidiaries with similar products, services and operations. The consolidation allows the Company to reduce its operating expenses while maintaining the financial products and services offered by both banks. The combined structure also assists the combined bank in offering a higher level of customer service.

Index

On June 8, 2009 the Company acquired Apple Valley Bank & Trust Company (“Apple Valley Bank”) Cheshire, Connecticut, a Connecticut commercial bank.  As part of the acquisition, Apple Valley Bank was merged with and into New England Bank.  Under the terms of the transaction, shareholders of Apple Valley Bank were entitled to elect to receive either one share of New England Bancshares common stock or $8.50 in cash for each share of Apple Valley Bank common stock, subject to an aggregate allocation of 60% stock and 40% cash.  Based upon the $8.50 per share price at January 14, 2009, the consideration was approximately 119% of Apple Valley Bank’s tangible book value and represented a 2% franchise premium to core deposits.

New England Bank is a state chartered commercial bank that commenced operations on November 15, 1999.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in small business, commercial real estate, residential real estate and consumer loans.  The Bank operates from fifteen locations in Connecticut.

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  The interim results of operations presented are not necessarily indicative of the operating results to be expected for the year ending March 31, 2011 or any interim period.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2010.

The condensed consolidated balance sheet as of March 31, 2010 was derived from the Company’s audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had no anti-dilutive shares for the three months ended June 30, 2009. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period.  Unallocated common shares

Index

held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
(In Thousands)
Three Months ended June 30, 2010
Basic EPS
Net income	$681	---
Dividends and undistributed earnings allocated
to unvested shares	(2)	---
Net income and income available to common stockholders	679	5,911,330	$0.11
Effect of dilutive securities options	---	36,888
Diluted EPS
Income available to common stockholders and
assumed conversions	$679	5,948,218	$0.11

Three Months ended June 30, 2009
Basic EPS
Net loss	$(181)	---
Dividends and undistributed loss allocated
to unvested shares	1	---
Net loss and loss available to common stockholders	(180)	5,697,843	$(0.03)
Effect of dilutive securities options	---	---
Diluted EPS
Loss available to common stockholders and
assumed conversions	$(180)	5,697,843	$(0.03)

NOTE 4 – Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of fiscal year 2011.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  The adoption had no impact on the Company’s financial statements.

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

Index

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

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

NOTE 5 – Stock-Based Incentive Plan

At June 30, 2010, the Company maintained a stock-based incentive plan and an equity incentive plan.  For the three months ended June 30, 2010 and 2009, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period.  The compensation cost that has been charged against income in the three months ended June 30, 2010 and 2009 for the granting of stock options under the plans was $29,000 and $31,000, respectively.  During the three months ended June 30, 2010, the Company granted 6,000 stock options.

The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the three months ended June 30, 2010 and 2009 was $34,000 and $34,000.

NOTE 6 – Allowance for Loan Losses and Impaired Assets

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

Index

The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of specific allowances for identified problem loans and a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

There have been no significant changes in the Company’s methodology for evaluating the allowance for loan losses from that discussed in the section captioned “Critical Accounting Policies -- Loan Loss Allowance” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management’s evaluation of the collectibility of the loan portfolio.  While management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover actual loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.  In addition, regulators as an integral part of its examination process, periodically review the Company’s allowance for loan losses and may require the Company to provide additions to the allowance based upon judgments different from management.

Activity in the allowance for loan losses for the three months ended June 30, 2010 is summarized below:

Total
(In thousands)

Balance at March 31, 2010	$4,625
Provision for loan losses	659
Charge-offs	(462)
Recoveries	16
Balance at June 30, 2010	$4,838

Index

The following table indicates our nonperforming assets and the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

	June 30, 2010	March 31, 2010
(Dollars in thousands)
Allowance for loan losses	$4,838	$4,625
Gross loans outstanding	528,422	519,939

Nonaccrual loans:
Residential mortgage loans	$4,081	$3,221
Commercial mortgage loans	2,922	2,303
Construction mortgage loans	803	361
Commercial business loans	2,174	3,064
Consumer loans	55	46
Total nonaccrual loans	10,035	8,995
Other real estate owned	3,024	2,846
Other repossessed assets	---	173
Total nonperforming assets	$13,059	$12,014

Allowance/Loans outstanding	0.92%	0.89%
Allowance/Nonperforming loans	48.21%	51.42%
Allowance/Nonperforming assets	37.05%	38.50%

The $10.0 million balance of nonaccrual loans at June 30, 2010 was comprised of sixty seven loans – twenty eight residential real estate loans, eighteen commercial loans, fourteen commercial real estate loans, five consumer loans and two construction loans.  The sixty one nonaccrual loans at March 31, 2010 were comprised of twenty two residential real estate loans, twenty one commercial loans, ten commercial real estate loans, seven consumer loans and one construction loans.  Other real estate owned at June 30, 2010 consisted of three commercial real estate properties and five residential properties compared to four commercial real estate properties and two residential properties March 31, 2010.

The allowance for loan losses as a percentage of gross loans outstanding increased from 0.89% at March 31, 2010 to 0.92% at June 30, 2010.  The increase was caused primarily by the $213,000 increase in the allowance for loan losses, partially offset by the $1.0 million increase in nonaccrual loans.  For the three months ended June 30, 2010 the Company recorded $446,000 in net charge-offs.

Index

NOTE 7 – Other-Than-Temporary Impairment Losses

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at June 30, 2010:

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

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at June 30, 2010 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below.  In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.

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

Index

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the three months ended June 30, 2010 is as follows:

Total
(In Thousands)
Balance, April 1, 2010	$63
Additions for the credit component on debt securities
in which other-than-temporary impairment was
not previously recognized	---

Balance, June 30, 2010	$63

For the three months ended June 30, 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2010:

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	17.0%	9.1%	26.5%
Default rates	3.9	0.7	11.9
Loss severity	37.9	25.0	59.3

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

Index

Level 3 Inputs – Unobservable inputs for determining the fair value of the asset or liability and are based on the entity’s own assumptions about the assumptions that market participants would use to price the asset or liability.

The following summarizes assets measured at fair value on a recurring basis for the period ending June 30, 2010:

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Securities available-for-sale	$63,979	$3,155	$60,824	$	---

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2010, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$1,853	$	---	$1,186	$667
Other real estate owned	3,024		---	3,024	---

Total	$4,877	$	---	$4,210	$667

Fair Value Measurements Using Significant Unobservable Inputs Level 3
Impaired Loans
Beginning balance March 31, 2010	$1,282
Net transfers out of Level 3	(615)
Ending balance, June 30, 2010	$667

Index

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

	June 30, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In Thousands)
Financial assets:
Cash and cash equivalents	$52,582	$52,582	$38,982	$38,982
Interest-bearing time deposits with other banks	99	99	99	99
Available-for-sale securities	61,822	61,822	63,979	63,979
Federal Home Loan Bank stock	4,396	4,396	4,396	4,396
Loans, net	523,866	528,354	515,504	518,387
Accrued interest receivable	2,715	2,715	2,768	2,768

Financial liabilities:
Deposits	525,054	528,602	517,572	521,382
Advanced payments by borrowers for taxes and insurance	2,172	2,172	1,171	1,171
FHLB advances	54,065	56,464	56,860	59,041
Securities sold under agreements to repurchase	34,498	34,506	23,460	23,465
Subordinated debentures	3,912	1,418	3,910	1,390

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Index

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2010 and March 31, 2010

Assets

Total assets were $692.6 million at June 30, 2010, an increase of $17.5 million compared to $675.1 million at March 31, 2010. The increase in total assets was primarily due to the $13.6 million increase in cash and cash equivalents and an $8.4 million increase in net loans, partially offset by a $2.1 million decrease in other assets and a $2.2 million decrease in investments.

Liabilities

Total liabilities were $623.9 million at June 30, 2010, an increase of $16.7 million compared to $607.2 million at March 31, 2010.  The increase in total liabilities was caused primarily by the $11.0 million increase in repurchase agreements and the $7.5 million increase in total deposits, partially offset by the $2.8 million decrease in FHLB advances.  At June 30, 2010, deposits are comprised of savings accounts totaling $72.8 million, money market deposit accounts totaling $97.3 million, demand and NOW accounts totaling $70.3 million, and certificates of deposits totaling $284.7 million.  The Company’s core deposits, all deposits except for certificates of deposits, increased to 45.8% of total deposits at June 30, 2010 from 44.6% at March 31, 2010.

Stockholders’ Equity

Total stockholders’ equity increased $834,000 to $68.7 million at June 30, 2010 from $67.9 million at March 31, 2010.  The increase was primarily caused by net income of $681,000 and an increase in accumulated other comprehensive income of $219,000, partially offset by dividends paid of $119,000.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

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

Index

Net Income

For the three months ended June 30, 2010, the Company reported net income of $681,000, compared to a loss of $181,000 for the year ago period.  Basic and diluted income per share for the quarter ended June 30, 2010 were $0.11 each, compared to a loss of $0.03 each for the quarter ended June 30, 2009.  During the three months ended June 30, 2009, the Company recorded a $175,000 gain on sale of Riverside Investments, the Bank’s investment management division.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2010 and 2009 totaled $5.5 million and $3.9 million, respectively.  The increase in net interest income caused the Company’s net interest margin to increase to 3.60% for the three months ended June 30, 2010 from 2.84% for the three months ended June 30, 2009.  The increase for the quarter was primarily due to an increase in average interest-earning assets of $70.0 million, partially offset by a $63.8 million increase in average interest-bearing liabilities.  The increase in average interest-earning assets and interest-bearing liabilities was primarily due to the acquisition of Apple Valley Bank on June 8, 2009.  The increase in the net interest margin was comprised of a 13 basis point increase in the yield received on average interest-earning assets and a 72 basis point decrease in rates paid on average interest-bearing liabilities.  The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to increase from 2.53% for the quarter ended June 30, 2009 to 3.38% for the quarter ended June 30, 2010.

Interest and dividend income amounted to $8.4 million and $7.4 million for the three months ended June 30, 2010 and 2009, respectively.  Average interest-earning assets were $624.1 million for the quarter ended June 30, 2010; an increase of $70.0 million, or 12.6%, compared to $554.1 million for the quarter ended June 30, 2009.  The increase in average interest-earning assets was caused primarily by a $92.3 million increase in average net loans, partially offset by a $19.8 million decrease in federal funds sold.  The yield earned on average interest-earning assets increased to 5.47% for the three months ended June 30, 2010 from 5.34% for the three months ended June 30, 2009, due primarily to the lower amount of federal funds sold, which was yielding 0.34% in the quarter ended June 30, 2010.

Interest expense for the quarters ended June 30, 2010 and 2009 was $2.9 million and $3.5 million, respectively.  Average interest-bearing liabilities grew $63.8 million during the quarter ended June 30, 2010 from $493.7 million to $557.5 million primarily due to a $59.1 million increase in average interest-bearing deposits and a $16.3 million increase in average repurchase agreements, partially offset by an $11.9 million decrease in FHLB advances.  The average rate paid on interest-bearing liabilities decreased to 2.09% for the quarter ended June 30, 2010 from 2.81% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase.  The average rate paid on certificates of deposit decreased from 3.35% for the quarter ended June 30, 2009 to 2.53% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the quarters ended June 30, 2010 and 2009 were $659,000 and $680,000, respectively.  The additions to the allowance for loan losses reflected continued growth in the loan portfolio, high amount of charge-offs and the challenging economic climate.

Index

Noninterest Income

For the quarter ended June 30, 2010, noninterest income was $560,000 compared to $687,000 for the quarter ended June 30, 2009.  Affecting noninterest income for the three months ended June 30, 2009 was a $175,000 gain on sale of Riverside Investments.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2010 and 2009 was $4.3 million. During the quarter ended June 30, 2009 the Company recorded a $313,000 special FDIC insurance assessment and recorded approximately $220,000 in merger expenses.  During the quarter ended June 30, 2010, the Company had expenses from Apple Valley Bank for the full quarter as compared to one month in the year ago quarter.

Provision for Income Taxes

The Company recorded income tax expense of $395,000 for the quarter ended June 30, 2010, compared to an income tax benefit of $222,000 for the quarter ended June 30, 2009.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations.  The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management.  The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of June 30, 2010 of $54.1 million, with unused borrowing capacity of $23.7 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities.  During the three months ended June 30, 2010 and 2009 the Company originated loans, net of principal paydowns, of approximately $836,000 and $(878,000), respectively. Purchases of investment securities totaled $11.8 million and $7.5 million for the three months ended June 30, 2010 and 2009, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Total deposits were $525.1 million at June 30, 2010, a $7.5 million increase from the $517.6 million balance at March 31, 2010.

At June 30, 2010, the Company had outstanding commitments to originate $5.7 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $55.4 million.  In addition, the Company had $1.8 million of commercial letters of credit.  Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments.  Retail certificates of deposit scheduled to mature in one year or less

Index

totaled $143.8 million, or 27.4% of total deposits at June 30, 2010.  The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Management believes, as of June 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

(dollars in thousands)
		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$48,416	7.30%
Total Risk-Based Capital	8%	$53,254	10.46%
Tier 1 Risk-Based Capital	4%	$53,254	11.51%

The Bank’s actual capital amounts and ratios as of June 30, 2010 are presented in the table.

	Actual		Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective For Capital Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$53,294	11.55%	$36,921	> 8.0%	$46,151	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	48,456	10.50	18,460	> 4.0	27,691	> 6.0
Tier 1 Capital (to Average Assets)	48,456	7.32	27,262	> 4.0	34,078	> 5.0

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

For the three months ended June 30, 2010, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

The Bank manages the interest rate sensitivity of its interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect the Bank’s earnings while decreases in interest rates may beneficially affect its earnings.  To reduce the potential volatility of its earnings, the Bank has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Also, the Bank attempts to manage its interest rate risk through: its investment portfolio; an increased focus on commercial and multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate adjustable-rate residential mortgage loans.  In addition, the Bank sells a portion of its originated long-term, fixed-rate one- to four-family residential loans in the secondary market.  The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

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

Index

Item 4.    Controls and Procedures.

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

Item 1A  Risk Factors.

The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 (“Form 10-K”).  The risk factor below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.  The risks described below and in our Form 10-K are not the only risks facing the Company.  Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in

Index

drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital.

The new law provides that the Office of Thrift Supervision will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Index

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 1,300 shares of its common stock in the quarter ended June 30, 2010 as follows:

For the three months ended June 30, 2010	Total shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April	800	$7.50	800	40,924
May	---	---	---	40,924
June	500	7.39	500	40,424
Total	1,300	$7.46	1,300	40,424

On May 12, 2008, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 304,924 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved)

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

NEW ENGLAND BANCSHARES, INC.

Dated:	August 12, 2010	By:	/s/ Scott D. Nogles
Scott D. Nogles
Chief Financial Officer
(principal financial officer)

Dated:	August 12, 2010	By:	/s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer