Form 10-Q
period 2010-09-30
New England Bancshares, Inc.
filed 2010-11-10
CIK 1338248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes☐    No ☐

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

The Issuer had 6,162,589 shares of common stock, par value $0.01 per share, outstanding as of November 8, 2010.

NEW ENGLAND BANCSHARES, INC.
FORM 10-Q

Index

Part I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)
Cash and due from banks	$8,176	$9,984
Interest-bearing demand deposits with other banks	51,966	28,998
Money market mutual funds	63	---
Total cash and cash equivalents	60,205	38,982
Interest-bearing time deposits with other banks	99	99
Investments in available-for-sale securities, at fair value	59,086	63,979
Federal Home Loan Bank stock, at cost	4,396	4,396
Loans, net of allowance for loan losses of $5,413 as of September 30, 2010
and $4,625 as of March 31, 2010	514,052	515,504
Loans held for sale	1,785	---
Premises and equipment, net	6,535	6,916
Other real estate owned	1,700	2,846
Accrued interest receivable	2,606	2,768
Deferred income taxes, net	4,296	4,296
Cash surrender value of life insurance	9,841	9,586
Identifiable intangible assets	1,488	1,704
Goodwill	16,783	16,783
Other assets	8,126	7,200
Total assets	$690,998	$675,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$52,945	$53,091
Interest-bearing	481,226	464,481
Total deposits	534,171	517,572
Advanced payments by borrowers for taxes and insurance	988	1,171
Federal Home Loan Bank advances	49,261	56,860
Subordinated debentures	3,914	3,910
Securities sold under agreements to repurchase	28,669	23,460
Other liabilities	4,294	4,179
Total liabilities	621,297	607,152

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized
none issued	---	---
Common stock, par value $.01 per share: 19,000,000 shares authorized
6,938,087 shares issued at September 30, 2010
and March 31, 2010	69	69
Paid-in capital	59,843	59,786
Retained earnings	18,822	17,530
Unearned ESOP shares, 215,399 shares at September 30, 2010 and
March 31, 2010	(1,952)	(1,952)
Treasury stock, 769,898 shares at September 30, 2010 and 763,798
shares at March 31, 2010	(7,348)	(7,302)
Unearned shares, stock-based plans, 35,985 shares at September 30, 2010
and March 31, 2010	(454)	(522)
Accumulated other comprehensive income	721	298
Total stockholders’ equity	69,701	67,907
Total liabilities and stockholders’ equity	$690,998	$675,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest on loans	$7,727	$7,365	$15,440	$13,873
Interest and dividends on securities:
Taxable	452	641	997	1,313
Tax-exempt	183	143	334	299
Interest on federal funds sold, interest-bearing deposits and
dividends on money market mutual funds	37	155	59	200
Total interest and dividend income	8,399	8,304	16,830	15,685

Interest expense:
Interest on deposits	2,228	2,835	4,439	5,527
Interest on advanced payments by borrowers for
taxes and insurance	2	3	7	7
Interest on Federal Home Loan Bank advances	545	681	1,102	1,370
Interest on subordinated debentures	50	68	118	137
Interest on securities sold under agreements to repurchase	68	52	137	96
Total interest expense	2,893	3,639	5,803	7,137
Net interest and dividend income	5,506	4,665	11,027	8,548
Provision for loan losses	648	704	1,307	1,384
Net interest and dividend income after provision for loan losses	4,858	3,961	9,720	7,164

Noninterest income:
Service charges on deposit accounts	352	345	697	599
Gain on securities, net	161	40	209	99
Gain on sale of loans	217	3	217	8
Increase in cash surrender value of life insurance policies	95	99	184	183
Impairment loss on securities (includes total losses of $24 and $41, net
of $0 and $0 recognized in other comprehensive income, pretax)	---	(24)	---	(41)
Other income	197	148	275	449
Total noninterest income	1,022	611	1,582	1,297
Noninterest expense:
Salaries and employee benefits	2,088	1,927	4,197	3,785
Occupancy and equipment expense	835	836	1,656	1,554
Advertising and promotion	67	28	166	66
Professional fees	147	212	289	510
Data processing expense	174	183	335	333
FDIC insurance assessment	227	205	446	745
Stationery and supplies	33	98	107	133
Amortization of identifiable intangible assets	105	115	216	238
Other real estate owned	325	43	411	51
Other expense	550	540	1,074	1,065
Total noninterest expense	4,551	4,187	8,897	8,480
Income (loss) before income taxes	1,329	385	2,405	(19)
Income tax expense (benefit)	480	84	875	(139)
Net income	$849	$301	$1,530	$120

Earnings per share:
Basic	$0.14	$0.05	$0.26	$0.02
Diluted	0.14	0.05	0.26	0.02
Dividends per share	0.02	0.02	0.04	0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,530	$120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of fair value adjustments	(290)	26
Accretion of securities, net	(60)	(55)
Gain on sales and calls of investments, net.	(209)	(99)
Writedown of available-for-sale securities.	---	41
Writedown of other real estate owned.	308	---
Provision for loan losses	1,307	1,384
Gain on sale of loans, net	(217)	(8)
Gain on sale of other real estate owned	(61)	---
Change in deferred loan origination costs, net	(119)	(61)
Depreciation and amortization	446	464
Decrease (increase) in accrued interest receivable	196	(10)
Deferred income tax (benefit) expense	(267)	269
Increase in cash surrender value of life insurance policies	(183)	(183)
Decrease (increase) in prepaid expenses and other assets	1,978	(468)
Amortization of identifiable intangible assets	216	238
Increase (decrease) in accrued expenses and other liabilities	115	(64)
Undistributed net loss of subsidiary	40	---
Compensation cost for stock option plan	57	63
Compensation cost for stock-based incentive plan	68	68

Net cash provided by operating activities	4,855	1,725

Cash flows from investing activities:
Purchases of available-for-sale securities	(22,254)	(19,303)
Proceeds from sales of available-for-sale securities	9,669	13,199
Proceeds from maturities of available-for-sale securities	16,787	17,094
Purchases of Federal Home Loan Bank stock	---	(35)
Purchases of interest-bearing time deposits with other banks	---	(1,500)
Cash and cash equivalents acquired from Apple Valley Bank & Trust,
net of cash paid to shareholders	---	10,289
Proceeds from sale of other real estate owned	481	402
Loan originations and principal collections, net	463	(1,344)
Purchases of loans	(8,346)	(17,256)
Proceeds from sale of loans	5,710	---
Investment in cash surrender value of life insurance	(71)	---
Capital expenditures - premises and equipment	(68)	(174)

Net cash provided by investing activities	2,371	1,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
(continued)
	Six Months Ended September 30,
	2010		2009

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts		15,760	23,693
Net increase (decrease) in time deposits		1,092	(602)
Net decrease in advanced payments by borrowers for taxes and insurance…		(183)	(335)
Principal payments on Federal Home Loan Bank long-term advances		(7,597)	(5,608)
Net increase in securities sold under agreement to repurchase		5,209	3,201
Purchase of treasury stock		(46)	(61)
Payments of cash dividends on common stock		(238)	(234)

Net cash provided by financing activities		13,997	20,054

Net increase in cash and cash equivalents		21,223	23,151
Cash and cash equivalents at beginning of period		38,982	41,433
Cash and cash equivalents at end of period		$60,205	$64,584

Supplemental disclosures:
Interest paid		$5,517	$7,081
Income taxes paid (received)		363	(109)
Increase in due from broker		1,285	---
Decrease in due to broker		---	715
Loan transferred to other real estate owned		830	923
Other real estate owned transferred to other assets		1,248	---

Acquisition of Apple Valley Bank & Trust:
Assets acquired
Cash and cash equivalents	$	---	$13,220
Investments in available-for-sale securities		---	3,004
Federal Home Loan Bank stock, at cost		---	465
Loans, net of allowance for loan losses		---	60,233
Premises and equipment, net		---	1,881
Other real estate owned		---	260
Accrued interest receivable		---	239
Deferred income taxes, net		---	1,968
Other assets		---	77
Total assets acquired		---	81,347

Liabilities assumed
Deposits		---	76,380
Advanced payments by borrowers for taxes and insurance		---	380
Other liabilities		---	403
Total liabilities assumed		---	77,163

Net assets acquired		---	4,184

Acquisition costs		---	6,112

Goodwill	$	---	$1,928

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

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of September 30, 2010, 158,664 and 156,664 shares were anti-dilutive for the three and six months periods, respectively.  As of September 30, 2009, 336,416 and 331,416 shares were anti-dilutive for the three and six month periods, respectively.

Index

Anti-dilutive shares are stock options with exercise prices in excess of the weighted-average market value for the same period and are not included in the determination of diluted earnings per share.  Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In Thousands)
Three Months ended September 30, 2010
Basic EPS
Net income	$849	---
Dividends and undistributed earnings allocated
to unvested shares	(3)	---
Net income and income available to common stockholders	846	5,911,312	$0.14
Effect of dilutive securities options	---	21,962
Diluted EPS
Income available to common stockholders and
assumed conversions	$846	5,933,274	$0.14

Six Months ended September 30, 2010
Basic EPS
Net income	$1,530	---
Dividends and undistributed earnings allocated
to unvested shares	(5)	---
Net income and income available to common stockholders	1,525	5,911,317	$0.26
Effect of dilutive securities options	---	29,910
Diluted EPS
Income available to common stockholders and
assumed conversions	$1,525	5,941,227	$0.26

Three Months ended September 30, 2009
Basic EPS
Net income	$301	---
Dividends and undistributed eanings allocated
to unvested shares	(2)	---
Net income and income available to common stockholders	299	6,086,699	$0.05
Effect of dilutive securities options	---	---
Diluted EPS
Income available to common stockholders and
assumed conversions	$299	6,086,699	$0.05

Six Months ended September 30, 2009
Basic EPS
Net income	$120	---
Dividends and undistributed income allocated
to unvested shares	(1)	---
Net income and income available to common stockholders	119	5,893,344	$0.02
Effect of dilutive securities options	---	---
Diluted EPS
Income available to common stockholders and
assumed conversions	$119	5,893,344	$0.02

NOTE 4 – Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards

Index

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

Index

NOTE 5 – Stock-Based Incentive Plan

At September 30, 2010, the Company maintained a stock-based incentive plan and an equity incentive plan.  For the six months ended September 30, 2010 and 2009, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period.  The compensation cost that has been charged against income in the six months ended September 30, 2010 and 2009 for the granting of stock options under the plans was $57,000 and $63,000, respectively.  During the six months ended September 30, 2010, the Company granted 6,000 stock options.

The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the six months ended September 30, 2010 and 2009 was $68,000 and $68,000.

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

Activity in the allowance for loan losses for the six months ended September 30, 2010 is summarized below:

Index

Total
(In thousands)

Balance at March 31, 2010	$4,625
Provision for loan losses	1,307
Charge-offs	(542)
Recoveries	23
Balance at September 30, 2010	$5,413

The following table indicates our nonperforming assets and the relationship between the allowance for loan losses, total loans outstanding and nonperforming loans at the dates indicated.

	September 30, 2010	March 31, 2010
	(Dollars in thousands)
Allowance for loan losses	$5,413	$4,625
Gross loans outstanding	519,474	519,939

Nonaccrual loans:
Residential mortgage loans	$5,644	$3,221
Commercial mortgage loans	2,597	2,303
Construction mortgage loans	829	361
Commercial business loans	1,499	3,064
Consumer loans	43	46
Total nonaccrual loans	10,612	8,995
Other real estate owned	2,948	2,846
Other repossessed assets	---	173
Total nonperforming assets	$13,560	$12,014

Allowance/Loans outstanding	1.04%	0.89%
Allowance/Nonperforming loans	51.01%	51.42%
Allowance/Nonperforming assets	39.92%	38.50%

The $10.6 million balance of nonaccrual loans at September 30, 2010 was comprised of sixty seven loans – thirty four residential real estate loans, thirteen commercial loans, fifteen commercial real estate loans, three consumer loans and two construction loans.  The sixty one nonaccrual loans at March 31, 2010 were comprised of twenty two residential real estate loans, twenty one commercial loans, ten commercial real estate loans, seven consumer loans and one construction loans.  Other real estate owned at September 30, 2010 consisted of four commercial real estate properties and three residential properties compared to four commercial real estate properties and two residential properties at March 31, 2010.  Included in the $2.9 million balance of other real estate owned balance at September 30, 2010 is a commercial property owned by a limited liability corporation in which the Company is a 60% owner.  The Company’s investment in the limited liability company totaled $1.3 million which is included in other assets on the balance sheet.

The allowance for loan losses as a percentage of gross loans outstanding increased from 0.89% at March 31, 2010 to 1.04% at September 30, 2010.  The increase was caused primarily by the $788,000 increase in the allowance for loan losses.  For the six months ended September 30, 2010 the Company recorded $519,000 in net charge-offs.

Index

NOTE 7 – Other-Than-Temporary Impairment Losses

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at September 30, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities issued by states of the United States and political subdivisions
of the states	$2,809	$27	$3,927	$194	$6,736	$221
Mortgage-backed securities	896	5	1,794	437	2,690	442
Total temporarily impaired securities	$3,705	$32	$5,721	$631	$9,426	$663

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at September 30, 2010 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below.  In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.

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

Index

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the six months ended September 30, 2010 is as follows:

Total
(In Thousands)
Balance, April 1, 2010	$63
Additions for the credit component on debt securities
in which other-than-temporary impairment was
not previously recognized	---

Balance, September 30, 2010	$63

For the six months ended September 30, 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of September 30, 2010:

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	17.5%	7.6%	26.0%
Default rates	3.5	1.0	8.8
Loss severity	43.8	25.0	72.0

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

The following summarizes assets measured at fair value on a recurring basis for the period ending September 30, 2010:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in thousands)

Securities available-for-sale	$59,086	$2,554	$56,532	$	---

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2010, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(in thousands)

Impaired loans	$3,314	$	---	$2,201	$1,113
Other real estate owned	2,948		---	---	2,948

Total	$6,262	$	---	$2,201	$4,061

Included in the $2.9 million balance of other real estate owned at September 30, 2010 is a commercial property owned by a limited liability corporation in which the Company is a 60% owner.

Fair Value Measurements Using Significant Unobservable Inputs Level 3
Impaired Loans (in thousands)
Beginning balance March 31, 2010	$1,282
Net transfers into Level 3	2,779
Ending balance, September 30, 2010	$4,061

Index

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

	September 30, 2010		March 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$60,205	$60,205	$38,982	$38,982
Interest-bearing time deposits with other banks	99	99	99	99
Available-for-sale securities	59,086	59,086	63,979	63,979
Federal Home Loan Bank stock	4,396	4,396	4,396	4,396
Loans, net	514,052	520,091	515,504	518,387
Loans held for sale	1,785	1,836	---	---
Accrued interest receivable	2,606	2,606	2,768	2,768

Financial liabilities:
Deposits	534,171	539,962	517,572	521,382
Advanced payments by borrowers for taxes and insurance	988	988	1,171	1,171
FHLB advances	49,261	51,564	56,860	59,041
Securities sold under agreements to repurchase	28,669	28,679	23,460	23,465
Subordinated debentures	3,914	1,353	3,910	1,390

Item 2.       Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2010 and March 31, 2010

Assets

Total assets were $691.0 million at September 30, 2010, an increase of $15.9 million compared to $675.1 million at March 31, 2010. The increase in total assets was primarily due to the $21.2 million increase in cash and cash equivalents and a $1.8 million increase in loans held for sale, partially offset by a $4.9 million decrease in investments and a $1.5 million decrease in net loans.

Liabilities

Total liabilities were $621.3 million at September 30, 2010, an increase of $14.1 million compared to $607.2 million at March 31, 2010.  The increase in total liabilities was caused primarily by the $16.6 million increase in total deposits and the $5.2 million increase in repurchase agreements, partially offset by the $7.6 million decrease in FHLB advances.  At September 30, 2010, deposits are comprised of savings accounts totaling $72.0 million, money market deposit accounts totaling $104.3 million, demand and NOW accounts totaling $70.5 million, and certificates of deposits totaling $287.3 million.  The Company’s core deposits, all deposits except for certificates of deposits, increased to 46.2% of total deposits at September 30, 2010 from 44.6% at March 31, 2010.

Stockholders’ Equity

Total stockholders’ equity increased $1.8 million to $69.7 million at September 30, 2010 from $67.9 million at March 31, 2010.  The increase was primarily caused by net income of $1.5 million and an increase in accumulated other comprehensive income of $423,000, partially offset by dividends paid of $238,000.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

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

Index

Net Income

For the three months ended September 30, 2010, the Company reported net income of $849,000, compared to $301,000 for the year ago period.  Basic and diluted income per share for the quarter ended September 30, 2010 were $0.14 each, compared to $0.05 each for the quarter ended September 30, 2009.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2010 and 2009 totaled $5.5 million and $4.7 million, respectively.  The increase in net interest income caused the Company’s net interest margin to increase to 3.52% for the three months ended September 30, 2010 from 3.00% for the three months ended September 30, 2009.  The increase for the quarter was primarily due to a 53 basis point decrease in the rate paid on interest-bearing liabilities and an increase in average interest-earning assets of $9.9 million, partially offset by a $3.6 million increase in average interest-bearing liabilities.  The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to increase from 2.74% for the quarter ended September 30, 2009 to 3.30% for the quarter ended September 30, 2010.

Interest and dividend income amounted to $8.4 million and $8.3 million for the three months ended September 30, 2010 and 2009, respectively.  Average interest-earning assets were $636.7 million for the quarter ended September 30, 2010; an increase of $9.9 million, or 1.6%, compared to $626.8 million for the quarter ended September 30, 2009.  The increase in average interest-earning assets was caused primarily by a $24.1 million increase in average net loans, partially offset by a $13.7 million decrease in federal funds sold.  The yield earned on average interest-earning assets decreased 4 basis points to 5.34% for the three months ended September 30, 2010 from 5.30% for the three months ended September 30, 2009.

Interest expense for the quarters ended September 30, 2010 and 2009 was $2.9 million and $3.6 million, respectively.  Average interest-bearing liabilities grew $3.6 million during the quarter ended September 30, 2010 from $562.9 million to $566.5 million primarily due to a $3.8 million increase in average interest-bearing deposits and an $11.8 million increase in average repurchase agreements, partially offset by a $12.1 million decrease in FHLB advances.  The average rate paid on interest-bearing liabilities decreased to 2.04% for the quarter ended September 30, 2010 from 2.57% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase.  The average rate paid on certificates of deposit decreased from 2.96% for the quarter ended September 30, 2009 to 2.50% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the quarters ended September 30, 2010 and 2009 were $648,000 and $704,000, respectively.  The additions to the allowance for loan losses reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Index

Noninterest Income

For the quarter ended September 30, 2010, noninterest income was $1.0 million compared to $611,000 for the quarter ended September 30, 2009.  Affecting noninterest income for the three months ended September 30, 2010 were increases of $121,000 and $214,000 on gain on sale of securities and loans, respectively.

Noninterest Expense

Noninterest expense for the quarters ended September 30, 2010 and 2009 was $4.6 million and $4.2 million, respectively.  During the quarter ended September 30, 2010 the Company recorded a $282,000 increase in other real estate owned expense which included $308,000 in write-downs of other real estate owned.

Provision for Income Taxes

The Company recorded income tax expense of $480,000 and $84,000 for the quarters ended September 30, 2010 and 2009, respectively, with effective tax rates of 36.1% and 21.8%, respectively.

Comparison of Operating Results for the Six Months Ended September 30, 2010 and 2009

Net Income

For the six months ended September 30, 2010, the Company reported net income of $1.5 million, compared to $120,000 for the year ago period.  Basic and diluted income per share for the quarter ended September 30, 2010 were $0.26 each, compared to $0.02 each for the quarter ended September 30, 2009.

Net Interest and Dividend Income

Net interest and dividend income for the six months ended September 30, 2010 and 2009 totaled $11.0 million and $8.5 million, respectively.  The increase in net interest income caused the Company’s net interest margin to increase to 3.55% for the six months ended September 30, 2010 from 2.92% for the six months ended September 30, 2009.  The increase for the period was primarily due to a 62 basis point decrease in the rate paid on interest-bearing liabilities and an increase in average interest-earning assets of $39.9 million, partially offset by a $33.7 million increase in average interest-bearing liabilities.  The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to increase from 2.64% for the six months ended September 30, 2009 to 3.32% for the six months ended September 30, 2010.

Interest and dividend income amounted to $16.8 million and $15.7 million for the six months ended September 30, 2010 and 2009, respectively.  Average interest-earning assets were $630.4 million for the six months ended September 30, 2010; an increase of $40.0 million, or 6.8%, compared to $590.4 million for the six months ended September 30, 2009.  The increase in average interest-earning assets was caused primarily by a $58.2 million increase in average net loans, partially offset by a $16.8 million decrease in federal funds sold.  The yield earned on average interest-earning assets increased slightly to 5.38% for the six months ended September 30, 2010 from 5.32% for the six months ended September 30, 2009.

Index

Interest expense for the six months ended September 30, 2010 and 2009 was $5.8 million and $7.1 million, respectively.  Average interest-bearing liabilities grew $33.7 million during the six months ended September 30, 2010 from $528.3 million to $562.0 million primarily due to a $31.5 million increase in average interest-bearing deposits and a $14.0 million increase in average repurchase agreements, partially offset by a $12.0 million decrease in FHLB advances.  The average rate paid on interest-bearing liabilities decreased to 2.06% for the six months ended September 30, 2010 from 2.68% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase.  The average rate paid on certificates of deposit decreased from 3.14% for the six months ended September 30, 2009 to 2.51% for the current year period as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the six months ended September 30, 2010 and 2009 were $1.3 million and $1.4 million, respectively.  The additions to the allowance for loan losses reflected the continued challenging economic climate.

Noninterest Income

For the six months ended September 30, 2010, noninterest income was $1.6 million compared to $1.3 million for the six months ended September 30, 2009.  Affecting noninterest income for the six months ended September 30, 2010 were increases of $110,000 and $209,000 on gain on sale of securities and loans, respectively.

Noninterest Expense

Noninterest expense for the six months ended September 30, 2010 and 2009 was $8.9 million and $8.5 million, respectively.  During the six months ended September 30, 2010 the Company recorded a $360,000 increase in other real estate owned expense which included $308,000 in write-downs of other real estate owned.

Provision for Income Taxes

The Company recorded income tax expense of $875,000 for the six months ended September 30, 2010 and an income tax benefit of $139,000 for the six months ended September 30, 2009.  The effective tax rate was 36.4% for the six months ended September 30, 2010.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations.  The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management.  The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and

Index

securities.  The Bank had Federal Home Loan Bank borrowings as of September 30, 2010 of $49.3 million, with unused borrowing capacity of $34.2 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities.  During the six months ended September 30, 2010 and 2009 the Company originated loans, net of principal paydowns, of approximately $463,000 and $(1.3 million), respectively. Purchases of investment securities totaled $22.3 million and $19.3 million for the six months ended September 30, 2010 and 2009, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Total deposits were $534.2 million at September 30, 2010, a $16.6 million increase from the $517.6 million balance at March 31, 2010.

At September 30, 2010, the Company had outstanding commitments to originate $9.9 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $37.6 million.  In addition, the Company had $2.6 million of commercial letters of credit.  Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments.  Retail certificates of deposit scheduled to mature in one year or less totaled $136.3 million, or 25.5% of total deposits at September 30, 2010.  The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Management believes, as of September 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

(dollars in thousands)
		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$50,001	7.39%
Total Risk-Based Capital	8%	$55,414	10.84%
Tier 1 Risk-Based Capital	4%	$55,414	12.01%

The Bank’s actual capital amounts and ratios as of September 30, 2010 are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$54,774	11.91%	$36,788	> 8.0%	$45,985	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	49,361	10.73	18,394	> 4.0	27,591	> 6.0
Tier 1 Capital (to Average Assets)	49,361	7.32	26,976	> 4.0	33,720	> 5.0

Index

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

For the six months ended September 30, 2010, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

Index

Item 1A.    Risk Factors.

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

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

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

Index

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 4,800 shares of its common stock in the quarter ended September 30, 2010 as follows:

For the three months ended September 30, 2010	Total shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July	1,000	$7.32	1,000	39,424
August	1,100	7.28	1,100	38,324
September	2,700	7.26	2,700	35,624
Total	4,800	$7.28	4,800	35,624

On May 12, 2008, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 304,924 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

Index

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

NEW ENGLAND BANCSHARES, INC.

Dated:	November 10, 2010	By:	/s/ Scott D. Nogles
Scott D. Nogles
Chief Financial Officer
(principal financial officer)

Dated:	November 10, 2010	By:	/s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer