Form 10-Q
period 2010-12-31
New England Bancshares, Inc.
filed 2011-02-11
CIK 1338248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer           Accelerated filer____   Non-accelerated filer           Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No     X

The Issuer had 6,156,676 shares of common stock, par value $0.01 per share, outstanding as of February 10, 2011.

NEW ENGLAND BANCSHARES, INC.
FORM 10-Q

Index

Part I. FINANCIAL INFORMATION
Item 1.             Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2010	March 31, 2010
ASSETS	(Unaudited)
Cash and due from banks	$6,746	$9,984
Interest-bearing demand deposits with other banks	38,034	28,998
Total cash and cash equivalents	44,780	38,982
Interest-bearing time deposits with other banks	99	99
Investments in available-for-sale securities, at fair value	59,079	63,979
Federal Home Loan Bank stock, at cost	4,396	4,396
Loans, net of allowance for loan losses of $5,477 as of December 31, 2010 and $4,625 as of March 31, 2010	520,347	515,504
Premises and equipment, net	6,371	6,916
Other real estate owned	1,658	2,846
Accrued interest receivable	2,488	2,768
Deferred income taxes, net	4,878	4,296
Cash surrender value of life insurance	9,930	9,586
Identifiable intangible assets	1,388	1,704
Goodwill	16,783	16,783
Other assets	5,916	7,200
Total assets	$678,113	$675,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$57,404	$53,091
Interest-bearing	476,488	464,481
Total deposits	533,892	517,572
Advanced payments by borrowers for taxes and insurance	2,123	1,171
Federal Home Loan Bank advances	35,617	56,860
Subordinated debentures	3,916	3,910
Securities sold under agreements to repurchase	28,692	23,460
Other liabilities	4,136	4,179
Total liabilities	608,376	607,152

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	---	---
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,938,087 shares issued at December 31, 2010 and March 31, 2010	69	69
Paid-in capital	59,875	59,786
Retained earnings	19,554	17,530
Unearned ESOP shares, 181,526 shares at December 31, 2010 and 215,399 at March 31, 2010	(1,714)	(1,952)
Treasury stock, 781,411 shares at December 31, 2010 and 763,798 shares at March 31, 2010, at cost	(7,431)	(7,302)
Unearned shares, stock-based plans, 35,984 shares at December 31, 2010 and 46,621 at March 31, 2010	(420)	(522)
Accumulated other comprehensive (loss) income	(196)	298
Total stockholders’ equity	69,737	67,907
Total liabilities and stockholders’ equity	$678,113	$675,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income

(Unaudited)
(In thousands, except per share amounts)

	December 31,		December 31,
	2010	2009	2010	2009
Interest and dividend income:
Interest on loans	$7,553	$7,509	$22,993	$21,382
Interest and dividends on securities:
Taxable	372	660	1,368	1,973
Tax-exempt	179	132	513	431
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds	40	64	100	265
Total interest and dividend income	8,144	8,365	24,974	24,051

Interest expense:
Interest on deposits	2,211	2,603	6,650	8,130
Interest on advanced payments by borrowers for taxes and insurance	4	4	11	12
Interest on Federal Home Loan Bank advances	413	627	1,515	1,996
Interest on subordinated debentures	25	68	143	205
Interest on securities sold under agreements to repurchase	68	37	205	134
Total interest expense	2,721	3,339	8,524	10,477
Net interest and dividend income	5,423	5,026	16,450	13,574
Provision for loan losses	359	623	1,666	2,006
Net interest and dividend income after provision for loan losses	5,064	4,403	14,784	11,568

Noninterest income:
Service charges on deposit accounts	321	326	1,018	925
Gain on securities, net	50	413	259	511
Gain on sale of loans	80	---	297	8
Increase in cash surrender value of life insurance policies	89	98	273	282
Impairment loss on securities (includes total losses of $24 and $41, net of $0 and $0 recognized in other comprehensive income, pretax	---	(10)	---	(51)
Other income	6	75	281	524
Total noninterest income	546	902	2,128	2,199
Noninterest expense:
Salaries and employee benefits	2,071	1,933	6,268	5,718
Occupancy and equipment expense	829	827	2,485	2,381
Advertising and promotion	70	39	237	105
Professional fees	187	183	476	693
Data processing expense	166	158	501	491
FDIC insurance assessment	228	195	674	940
Stationery and supplies	46	76	153	209
Amortization of identifiable intangible assets	101	112	316	350
Other real estate owned	37	24	448	75
Other expense	469	647	1,543	1.713
Total noninterest expense	4,204	4,194	13,101	12,675
Income before income taxes	1,406	1,111	3,811	1,092
Income tax expense	496	255	1,371	116
Net income	$910	$856	$2,440	$976

Earnings per share:
Basic	$0.15	$0.14	$0.41	$0.16
Diluted	0.15	0.14	0.41	0.16
Dividends per share	0.03	0.02	0.07	0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,440	$976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of fair value adjustments	(309)	(277)
Accretion of securities, net	(45)	(44)
Gain on sales and calls of investments, net	(259)	(511)
Writedown of available-for-sale securities	---	51
Writedown of other real estate owned	308	---
Provision for loan losses	1,666	2,006
Gain on sale of loans, net	(214)	(8)
Loss on sale of other real estate owned	9	---
Change in deferred loan origination costs, net	(574)	(231)
Depreciation and amortization	659	707
Decrease (increase) in accrued interest receivable	280	(36)
Deferred income tax (benefit) expense	(264)	441
Increase in cash surrender value of life insurance policies	(273)	(282)
Decrease (increase) in prepaid expenses and other assets	2,474	(3,181)
Amortization of identifiable intangible assets	316	350
Decrease in accrued expenses and other liabilities	(543)	(564)
Undistributed net loss of subsidiary	52	---
ESOP shares released	241	203
Compensation cost for stock option plan	85	96
Compensation cost for stock-based incentive plan	102	102

Net cash provided by (used in) operating activities	6,151	(202)

Cash flows from investing activities:
Purchases of available-for-sale securities	(32,136)	(33,967)
Proceeds from sales of available-for-sale securities	15,065	17,829
Proceeds from maturities of available-for-sale securities	21,964	20,150
Purchases of Federal Home Loan Bank stock	---	(35)
Purchases of interest-bearing time deposits with other banks	---	(1,500)
Cash and cash equivalents acquired from Apple Valley Bank & Trust, net of cash paid to shareholders	---	10,289
Proceeds from sales of other real estate owned	589	401
Loan originations and principal collections, net	(5,699)	1,902
Purchases of loans	(9,206)	(17,256)
Proceeds from sale of loans	8,276	---
Investment in cash surrender value of life insurance	(71)	---
Capital expenditures - premises and equipment	(107)	(240)

Net cash used in investing activities	(1,325)	(2,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)
(continued)

	Nine Months Ended December 31,
	2010		2009

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts		16,107	23,944
Net increase in time deposits		466	4
Net increase in advanced payments by borrowers for taxes and insurance		952	674
Proceeds from Federal Home Loan Bank advances		1,798	---
Principal payments on Federal Home Loan Bank advances		(23,038)	(9,689)
Net increase in securities sold under agreement to repurchase		5,232	6,743
Purchase of treasury stock		(129)	(1,450)
Payments of cash dividends on common stock		(416)	(356)

Net cash provided by financing activities		972	19,870

Net increase in cash and cash equivalents		5,798	17,241
Cash and cash equivalents at beginning of period		38,982	41,433
Cash and cash equivalents at end of period		$44,780	$58,674

Supplemental disclosures:
Interest paid		$8,980	$10,831
Income taxes paid (received)		1,417	(109)
Increase (decrease) in due to broker		500	(715)
Loan transferred to other real estate owned		966	923
Other real estate owned transferred to other assets		1,248	---

Acquisition of Apple Valley Bank & Trust:
Assets acquired
Cash and cash equivalents	$	---	$13,220
Investments in available-for-sale securities		---	3,004
Federal Home Loan Bank stock, at cost		---	465
Loans, net of allowance for loan losses		---	60,233
Premises and equipment, net		---	1,881
Other real estate owned		---	260
Accrued interest receivable		---	239
Deferred income taxes, net		---	1,968
Other assets		---	77
Total assets acquired		---	81,347

Liabilities assumed
Deposits		---	76,380
Advanced payments by borrowers for taxes and insurance		---	380
Other liabilities		---	403
Total liabilities assumed		---	77,163

Net assets acquired		---	4,184

Acquisition costs		---	6,112

Goodwill	$	---	$1,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – Nature of Operations

New England Bancshares, Inc. (“New England Bancshares,” or the “Company”) is a Maryland corporation and the bank holding company for New England Bank (the “Bank”).  The principal asset of the Company is its investment in the Bank.  The Company was organized in 2005 in connection with the “second-step” mutual-to-stock conversion of Enfield Mutual Holding Company.  For additional information regarding the second-step conversion, see note 1 to the notes to consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K.  Reference is made to “New England Bancshares” or the “Company” for periods both before and after the second-step conversion.

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

Index

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

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of December 31, 2010, 158,664 shares were anti-dilutive for the three and nine month periods, compared to 331,416 anti-dilutive shares for the three and nine month periods ended December 31, 2009.  Anti-dilutive shares are stock options with exercise prices in excess of the weighted-average market value for the same period and are not included in the determination of diluted earnings per share.  Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

Index

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In Thousands)
Three Months ended December 31, 2010
Basic EPS
Net income	$910	---
Dividends and undistributed earnings allocated
to unvested shares	(2)	---
Net income and income available to common stockholders	908	5,910,582	$0.15
Effect of dilutive securities options	---	26,992
Diluted EPS
Income available to common stockholders and
assumed conversions	$908	5,937,574	$0.15

Nine Months ended December 31, 2010
Basic EPS
Net income	$2,440	---
Dividends and undistributed earnings allocated
to unvested shares	(7)	---
Net income and income available to common stockholders	2,433	5,911,071	$0.41
Effect of dilutive securities options	---	28,877
Diluted EPS
Income available to common stockholders and
assumed conversions	$2,433	5,939,948	$0.41

Three Months ended December 31, 2009
Basic EPS
Net income	$856	---
Dividends and undistributed earnings allocated
to unvested shares	(7)	---
Net income and income available to common stockholders	849	6,045,521	$0.14
Effect of dilutive securities options	---	---
Diluted EPS
Income available to common stockholders and
assumed conversions	$849	6,045,521	$0.14

Nine Months ended December 31, 2009
Basic EPS
Net income	$976	---
Dividends and undistributed earnings allocated
to unvested shares	(8)	---
Net income and income available to common stockholders	968	5,944,247	$0.16
Effect of dilutive securities options	---	---
Diluted EPS
Income available to common stockholders and
assumed conversions	$968	5,944,247	$0.16

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

Index

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other.”  This ASU is to addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.  For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

Index

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

NOTE 5 – Stock-Based Incentive Plan

At December 31, 2010, the Company maintained a stock-based incentive plan and an equity incentive plan.  For the nine months ended December 31, 2010 and 2009, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period.  The compensation cost that has been charged against income in the nine months ended December 31, 2010 and 2009 for the granting of stock options under the plans was $85,000 and $96,000, respectively.  During the nine months ended December 31, 2010, the Company granted 8,000 stock options.

The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the nine months ended December 31, 2010 and 2009 was $102,000 and $102,000.

NOTE 6 – Loans

A summary of the balances of loans follows:

	December 31, 2010	March 31, 2010
	(In thousands)
Residential real estate:
1-4 family	$155,281	$174,004
Home equity loans	41,333	40,157
Commercial real estate	241,199	223,567
Consumer loans	8,635	7,293
Commercial loans	78,612	74,918
Total loans	525,060	519,939

Allowance for loan losses	(5,477)	(4,625)
Net deferred loan fees	764	190

Loans, net	$520,347	$515,504

The Company has transferred a portion of its originated commercial real estate loans and commercial loans to participating lenders.  The amounts transferred have been accounted for as sales and therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains and losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, emits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2010 and March 31, 2010, the Company was servicing loans for participants aggregating $13.4 million and $13.2 million, respectively.

Index

NOTE 7 – Allowance for Loan Losses and Impaired Assets

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

General Valuation Allowance on the Remainder of the Portfolio.  We also establish a general allowance by applying loss factors to the remainder of the loan portfolio to capture the inherent losses associated with the lending activity.  This general valuation allowance is determined by segregating the loans by loan category and assigning loss factors to each category.  The loss factors are determined based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  Based on management’s judgment, we may adjust the loss factors due to: (1) changes in lending policies and procedures; (2) changes in existing general economic and business conditions affecting our primary market area; (3) credit quality trends; (4) collateral value; (5) loan volumes and concentrations; (6) seasoning of the loan portfolio; (7) recent loss experience in particular segments of the portfolio; (8) duration of the current business cycle; and (9) bank regulatory examination results.  Loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Activity in the allowance for loan losses is summarized below:

	For the nine months ended December 31,
	2010	2009
	(In thousands)
Balance at March 31, 2010	$4,625	$6,458
Provision for loan losses	1,666	2,006
Charge-offs	(868)	(4,170)
Recoveries	54	60
Balance at December 31, 2010	$5,477	$4,354

Index

The allowance for loan losses is broken down by the following loan categories at December 31, 2010:

Total
(In thousands)
Residential real estate:
1-4 family	$914
Home equity loans	61
Commercial real estate	2,109
Consumer	28
Commercial loans	2,365
Total	$5,477

There have been no significant changes in the Company’s methodology for evaluating the allowance for loan losses.

Risk Characteristics by Portfolio Segment.  Loans secured by one- to four-family residential real estate have historically been the least risky loan type.  However they are affected by declines in the general residential housing market, unemployment and under-employment, and the tightening of lending requirements and standards.  Loans secured by commercial real estate, including multi-family loans, generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  Commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Index

Credit Risk Management.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

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

We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets.  Past due status is based on contractual terms of the loan.  When a loan becomes 90 days delinquent, the loan is placed on non-accrual status at which time the accrual of interest ceases and an allowance for any uncollectible accrued interest is established and charged against operations.  Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The table below breaks out nonaccrual loans by loan type at December 31, 2010:

Total
(In thousands)
Residential real estate:
1-4 family	$6,156
Home equity loans	259
Commercial real estate	4,312
Consumer loans	90
Commercial loans	1,271
Total nonaccrual loans	$12,088

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

Index

The following table shows the risk rating grade of the loan portfolio broken-out by type as of December 31, 2010.

	Real Estate Loans
Grade:	Residential	Home Equity	Commercial	Consumer	Commercial	Total
Pass	$147,836	$41,074	$219,385	$8,525	$71,164	$487,984
Special mention	1,104	---	7,050	1	2,238	10,393
Substandard	6,341	259	14,764	109	5,184	26,657
Doubtful	---	---	---	---	26	26
Loss	---	---	---	---	---	---
Total	$155,281	$41,333	$241,199	$8,635	$78,612	$525,060

Impaired Loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The following table shows the Company’s impaired loans at December 31, 2010 and for the nine months ended December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
1-4 family	$3,646	$3,655	$	---	$2,418	$107
Home equity loans	86	86		---	69	4
Commercial real estate	7,785	7,796		---	3,971	147
Consumer loans	33	31		---	13	---
Commercial loans	971	971		---	635	2
Total impaired with no related allowance recorded	$12,521	$12,539	$	---	$7,106	$260

With an allowance recorded:
Residential real estate:
1-4 family	$1,714	$2,488		$466	$1,445	$33
Home equity loans	9	20		11	9	2
Commercial real estate	3,093	3,490		363	1,163	2
Consumer loans	33	35		5	15	1
Commercial loans	429	770		305	832	40
Total impaired with an allowance recorded	$5,278	$6,803		$1,150	$3,464	$78

Total:
Residential real estate:
1-4 family	$5,360	$6,143		$466	$3,863	$140
Home equity loans	95	106		11	78	6
Commercial real estate	10,878	11,286		363	5,134	149
Consumer loans	66	66		5	28	1
Commercial loans	1,400	1,741		305	1,467	42
Total impaired loans	$17,799	$19,342		$1,150	$10,570	$338

Index

Delinquencies.  The following table provides information about delinquencies in our loan portfolio as of December 31, 2010.

	30-59 Days	Greater Than 60-89 Days	Greater Than 90 Days	Total Past Due	Total Current	Total	Greater Than 90 Days and Accruing
	(Dollars in Thousands)
Residential real estate:
1-4 family	$1,165	$1,373	$3,377	$5,915	$149,366	$155,281	$	---
Home equity loans	256	143	216	615	40,718	41,333		---
Commercial real estate	2,599	2,603	1,603	6,805	234,394	241,199		---
Consumer loans	111	54	54	219	8,416	8,635		---
Commercial loans	519	1,418	785	2,722	75,890	78,612		200
Total	$4,650	$5,591	$6,035	$16,276	$508,784	$525,060		$200

NOTE 8 – Other-Than-Temporary Impairment Losses

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Debt securities issued by states of the
United States and political subdivisions
of the states	$12,649	$768	$3,084	$566	$15,733	$1,334
Debt securities issued by the U.S. Treasury
and other U.S. government corporations
and agencies	1,704	46	---	---	1,704	46
Mortgage-backed securities	1,321	9	1,571	307	2,892	316
Total temporarily impaired securities	$15,674	$823	$4,655	$873	$20,329	$1,696

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at December 31, 2010 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below.  In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.

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

Index

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the nine months ended December 31, 2010 is as follows:

Total
(In Thousands)
Balance, April 1, 2010	$63
Additions for the credit component on debt securities
in which other-than-temporary impairment was
not previously recognized	---

Balance, December 31, 2010	$63

For the nine months ended December 31, 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of December 31, 2010.

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	13.7%	8.2%	19.8%
Default rates	4.3	0.8	8.3
Loss severity	48.7	36.3	67.1

NOTE 9 – Fair Value Measurement Disclosures

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

The following summarizes assets measured at fair value on a recurring basis for the period ending December 31, 2010:

Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
(in thousands)

Securities available-for-sale	$59,079	$5,618	$53,461	$ ---

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2010, for which a nonrecurring change in fair value has been recorded.

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$5,360	$ ---	$3,433	$1,927
Other real estate owned	2,906	---	---	2,906

Total	$8,266	$ ---	$3,433	$4,833

Included in the balance of other real estate owned at December 31, 2010 is $1.3 million which represents a commercial property owned by a limited liability corporation in which the Company is a 60% owner.

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Impaired Loans
(in thousands)
Beginning balance March 31, 2010	$1,282
Net transfers into Level 3	3,551
Ending balance, December 31, 2010	$4,833

Index

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

	December 31, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$44,780	$44,780	$38,982	$38,982
Interest-bearing time deposits with other banks	99	99	99	99
Available-for-sale securities	59,079	59,079	63,979	63,979
Federal Home Loan Bank stock	4,396	4,396	4,396	4,396
Loans, net	520,347	524,875	515,504	518,387
Accrued interest receivable	2,488	2,488	2,768	2,768

Financial liabilities:
Deposits	533,892	539,090	517,572	521,382
Advanced payments by borrowers for taxes and insurance	2,123	2,123	1,171	1,171
FHLB advances	35,617	37,312	56,860	59,041
Securities sold under agreements to repurchase	28,692	28,698	23,460	23,465
Subordinated debentures	3,916	1,363	3,910	1,390

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at December 31, 2010 and March 31, 2010

Assets

Total assets were $678.1 million at December 31, 2010, an increase of $3.1 million compared to $675.1 million at March 31, 2010. The increase in total assets was primarily due to a $5.8 million increase in cash and cash equivalents and a $4.8 million increase in net loans, partially offset by a $4.9 million decrease in investments, a $1.3 million decrease in other assets and a $1.2 million decrease in other real estate owned.

Liabilities

Total liabilities were $608.4 million at December 31, 2010, an increase of $1.2 million compared to $607.2 million at March 31, 2010.  The increase in total liabilities was caused primarily by a $16.3 million increase in total deposits, a $5.2 million increase in repurchase agreements and a $1.0 million increase in advance payments by borrowers for taxes and insurance, partially offset by the $21.2 million decrease in FHLB advances.  At December 31, 2010, deposits are comprised of savings accounts totaling $72.9 million, money market deposit accounts totaling $98.7 million, demand and NOW accounts totaling $75.6 million, and certificates of deposits totaling $286.7 million.  The Company’s core deposits, which the Company considers to be all deposits except for certificates of deposits, increased to 46.3% of total deposits at December 31, 2010 from 44.6% at March 31, 2010.

Stockholders’ Equity

Total stockholders’ equity increased $1.8 million to $69.7 million at December 31, 2010 from $67.9 million at March 31, 2010.  The increase was primarily caused by net income of $2.4 million, partially offset by dividends paid of $416,000 and a decrease in accumulated other comprehensive income of $494,000.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

General

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings.  The Company also generates noninterest income, primarily from fees and service charges.  Gains on sales of securities and increases in cash surrender value of life insurance policies are additional sources of noninterest income.  The Company’s noninterest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, FDIC insurance assessments, advertising and promotion, data processing, professional fees and other operating expense.

Index

Net Income

For the three months ended December 31, 2010, the Company reported net income of $910,000, compared to $856,000 for the year ago period.  Basic and diluted income per share for the quarter ended December 31, 2010 were $0.15 each, compared to $0.14 each for the quarter ended December 31, 2009.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2010 and 2009 totaled $5.4 million and $5.0 million, respectively.  The increase in net interest income caused the Company’s net interest margin to increase to 3.47% for the three months ended December 31, 2010 from 3.19% for the three months ended December 31, 2009.  The increase for the quarter was primarily due to a 45 basis point decrease in the rate paid on interest-bearing liabilities and an increase in average interest-earning assets of $4.9 million, partially offset by a $1.7 million increase in average interest-bearing liabilities and a 12 basis point decrease in the yield received on interest-bearing assets.  The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to increase from 2.92% for the quarter ended December 31, 2009 to 3.25% for the quarter ended December 31, 2010.

Interest and dividend income amounted to $8.1 million and $8.4 million for the three months ended December 31, 2010 and 2009, respectively.  Average interest-earning assets were $629.7 million for the quarter ended December 31, 2010 compared to $624.8 million for the quarter ended December 31, 2009.  The increase in average interest-earning assets was caused primarily by a $26.3 million increase in average net loans, partially offset by a $10.7 million decrease in federal funds sold and a $10.7 million decrease in investment securities.  The yield earned on average interest-earning assets decreased 12 basis points to 5.19% for the three months ended December 31, 2010 from 5.31% for the three months ended December 31, 2009.

Interest expense for the quarters ended December 31, 2010 and 2009 was $2.7 million and $3.3 million, respectively.  Average interest-bearing liabilities grew $1.7 million during the quarter ended December 31, 2010 from $554.6 million to $556.3 million primarily due to a $7.5 million increase in average interest-bearing deposits and a $12.1 million increase in average repurchase agreements, partially offset by a $17.9 million decrease in FHLB advances.  The average rate paid on interest-bearing liabilities decreased to 1.94% for the quarter ended December 31, 2010 from 2.39% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase, and a decrease in FHLB advances which generally have higher rates.  The average rate paid on certificates of deposit decreased from 2.85% for the quarter ended December 31, 2009 to 2.53% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the quarters ended December 31, 2010 and 2009 were $359,000 and $623,000, respectively.  The additions to the allowance for loan losses reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Index

Noninterest Income

For the quarter ended December 31, 2010, noninterest income was $546,000 compared to $902,000 for the quarter ended December 31, 2009.  Affecting noninterest income for the three months ended December 31, 2010 was an $80,000 gain on sale of loans.  Affecting noninterest income for the three months ended December 31, 2009 was a $413,000 gain on sale of securities, primarily due to the gain on sale of auction rate securities.

Noninterest Expense

Noninterest expense for each of the quarters ended December 31, 2010 and 2009 was $4.2 million.  The Company’s efficiency ratio improved from 70.7% for the quarter ended December 31, 2009 to 70.4% for the current year quarter.

Provision for Income Taxes

The Company recorded income tax expense of $496,000 and $255,000 for the quarters ended December 31, 2010 and 2009, respectively, with effective tax rates of 35.3% and 23.0%, respectively.  The lower effective tax rate for the three months ended December 31, 2009 is due to the $376,000 gain on sale of auction rate securities not being taxable.

Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009

Net Income

For the nine months ended December 31, 2010, the Company reported net income of $2.4 million, compared to $976,000 for the year ago period.  Basic and diluted income per share for the nine months ended December 31, 2010 were $0.41 each, compared to $0.16 each for the nine months ended December 31, 2009.

Net Interest and Dividend Income

Net interest and dividend income for the nine months ended December 31, 2010 and 2009 totaled $16.5 million and $13.6 million, respectively.  The increase in net interest income caused the Company’s net interest margin to increase to 3.52% for the nine months ended December 31, 2010 from 3.03% for the nine months ended December 31, 2009.  The increase for the period was primarily due to a 57 basis point decrease in the rate paid on interest-bearing liabilities and an increase in average interest-earning assets of $28.0 million, partially offset by a $23.0 million increase in average interest-bearing liabilities.  Changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to increase from 2.75% for the nine months ended December 31, 2009 to 3.30% for the nine months ended December 31, 2010.

Interest and dividend income amounted to $25.0 million and $24.1 million for the nine months ended December 31 2010 and 2009, respectively.  Average interest-earning assets were $630.2 million for the nine months ended December 31, 2010; an increase of $28.0 million, or 4.6%, compared to $602.2 million for the nine months ended December 31, 2009.  The increase in average interest-earning assets was caused primarily by a $47.6 million increase in average net loans, partially offset by a $15.0 million decrease in federal funds sold and a $4.7 million decrease in investment securities.  The yield earned on average interest-earning assets decreased slightly to 5.32% for the nine months ended December 31, 2010 from 5.33% for the nine months ended December 31, 2009.

Index

Interest expense for the nine months ended December 31, 2010 and 2009 was $8.5 million and $10.5 million, respectively.  Average interest-bearing liabilities grew $23.0 million during the nine months ended December 31, 2010 from $537.1 million to $560.1 million primarily due to a $23.5 million increase in average interest-bearing deposits and a $13.4 million increase in average repurchase agreements, partially offset by a $13.9 million decrease in FHLB advances.  The average rate paid on interest-bearing liabilities decreased to 2.02% for the nine months ended December 31, 2010 from 2.59% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase, and a decrease in the average balances of FHLB advances which generally have higher rates.  The average rate paid on certificates of deposit decreased from 3.05% for the nine months ended December 31, 2009 to 2.52% for the current year period as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provisions for loan losses for the nine months ended December 31, 2010 and 2009 were $1.7 million and $2.0 million, respectively.  The additions to the allowance for loan losses reflected the continued challenging economic climate.

Noninterest Income

For the nine months ended December 31, 2010, noninterest income was $2.1 million compared to $2.2 million for the nine months ended December 31, 2009.  The Company recognized $259,000 and $297,000 of gains on sale of securities and loans, respectively, in the nine months ended December 31, 2010 compared to $511,000 and $8,000, respectively, for the nine months ended December 31, 2009.

Noninterest Expense

Noninterest expense for the nine months ended December 31, 2010 and 2009 was $13.1 million and $12.7 million, respectively.  During the nine months ended December 31, 2010 the Company recorded a $373,000 increase in other real estate owned expense which included $308,000 in write-downs of other real estate owned.

Provision for Income Taxes

The Company recorded income tax expense of $1.4 million and $116,000 for the nine months ended December 31 2010 and 2009, respectively.  The effective tax rate was 36.0% and 10.6% for the nine months ended December 31, 2010 and 2009, respectively.  The lower effective tax rate for the nine months ended December 31, 2009 is due to the $379,000 gain on sale of auction rate securities and the $175,000 gain on sale of the Company’s advisory and investment services division being non-taxable.

Index

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations.  The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management.  The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of December 31, 2010 of $35.6 million, with unused borrowing capacity of $40.1 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities.  During the nine months ended December 31, 2010 and 2009 the Company originated loans, net of principal paydowns, of approximately $5.7 million and $(1.9) million, respectively. Purchases of investment securities totaled $32.1 million and $34.0 million for the nine months ended December 31, 2010 and 2009, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Total deposits were $533.9 million at December 31, 2010, a $16.3 million increase from the $517.6 million balance at March 31, 2010.

At December 31, 2010, the Company had outstanding commitments to originate $22.9 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $50.1 million.  In addition, the Company had $3.1 million of commercial letters of credit.  Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments.  Retail certificates of deposit scheduled to mature in one year or less totaled $133.0 million, or 24.9% of total deposits at December 31, 2010.  The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

As of December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they were subject.

(dollars in thousands)
		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$51,762	7.73%
Total Risk-Based Capital	8%	$57,239	12.04%
Tier 1 Risk-Based Capital	4%	$51,762	10.89%

Index

The Bank’s actual capital amounts and ratios as of December 31, 2010 are presented in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$57,337	12.10%	$37,915	>8.0%	$47,393	>10.0%
Tier 1 Capital (to Risk Weighted Assets)	51,860	10.94	18,957	>4.0	28,436	>6.0
Tier 1 Capital (to Average Assets)	51,860	7.76	26,726	>4.0	33,408	>5.0

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

For the nine months ended December 31, 2010, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

Index

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

On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

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

Index

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

The Dodd-Frank Act requires that the Company give stockholders a non-binding vote on any “golden parachute” payments, and also requires that the Company give stockholders a non-binding vote on executive compensation starting with the Company’s annual meeting to be held during fiscal year 2014.  The legislation also authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 11,313 shares of its common stock in the quarter ended December 31, 2010 as follows:

				Maximum
			Total	Number of
			Number of	Shares that
			Shares	May Yet Be
			Purchased as	Purchased
		Average	Part of Publicly	Under the
For the three months ended	Total shares	price paid	Announced Plans	Plans or
December 31, 2010	repurchased	per share	or Programs	Programs

October	5,913	$7.19	5,600	29,824
November	4,100	7.43	4,100	25,724
December	1,300	7.75	1,300	24,424
Total	11,313	$7.34	11,000	24,424

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

NEW ENGLAND BANCSHARES, INC.

Dated: February 10, 2011	By:/s/ Scott D. Nogles
Scott D. Nogles
Chief Financial Officer
(principal financial officer)

Dated: February 10, 2011	By:/s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer