Form 10-K
period 2011-03-31
New England Bancshares, Inc.
filed 2011-06-28
CIK 1338248

SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to  ______________________

Commission File No. 001-51589

New England Bancshares, Inc.
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
(Do not check box if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

As of June 20, 2011, there were outstanding 6,156,676 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on September 30, 2010 is $39,833,600.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

Index

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

New England Bank. The Bank, incorporated in 1999, is a Connecticut chartered commercial bank headquartered in Enfield, Connecticut.  The Bank’s deposits are insured by the FDIC.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in commercial real estate loans, residential real estate loans, and commercial loans, and to a lesser extent, construction and consumer loans.

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

Index

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

According to statistics published by the U.S. Census Bureau, Connecticut’s 2010 population was approximately 3,574,097, an increase of approximately 4.9% from 2000.  In 2009, there were approximately 1,445,825 housing units in Connecticut, an increase of 11.1% from 2000.  Median household income for Connecticut in 2009 was $66,906.

Competition

We face intense competition both in making loans and attracting deposits.  As of June 30, 2010, the most recent date for which data is available from the FDIC, we held approximately 1.4% of the deposits in Hartford County, where the Bank has 11 out of its 15 branches, which was the 11th largest share of deposits out of 25 financial institutions in the county.  Central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England.  Many of these competitors have greater resources than we do and may offer products and services that we do not provide.

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

Lending Activities

General.  The largest segments of our loan portfolio are commercial real estate loans and residential real estate loans.  The other significant segments of our loan portfolio are commercial loans, home equity loans and lines of credit, and other consumer loans.  We originate loans for investment purposes.

Index

Commercial Real Estate Loans.  We originate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area, and to a much lesser extent multi-family residential properties.  At March 31, 2011, commercial real estate loans totaled $251.7 million, or 47.4% of total loans, compared to 30.6% of total loans at March 31, 2007.  Our commercial real estate loans are generally made with terms of up to 25 years.  These loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal plus a margin of 50 to 200 basis points or the five-year Federal Home Loan Bank (the “FHLB”) Classic Advance Rate plus a margin of 225 to 325 basis points.  We generally do not make these loans with loan-to-value ratios exceeding 80%.  At March 31, 2011, the largest commercial real estate loan was a $7.2 million loan, which was secured by a hotel.  This loan was performing according to its terms at March 31, 2011.

Residential Loans.  At March 31, 2011, residential loans totaled $149.7 million or 28.2% of total loans.  At March 31, 2011, 82.4% of our residential loans were fixed-rate and 17.6% were adjustable-rate.

We originate fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years.  Management establishes the loan interest rates based on market conditions.  We offer mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $417,000.

We also currently offer adjustable-rate mortgage loans, with an interest rate based on the one-year Constant Maturity Treasury Bill index.  Our adjustable rate mortgage loans have terms up to 30 years and adjust annually either from the outset of the loan or after a three-, five- or ten-year initial fixed period, with the majority of adjustable rate loans adjusting after a five-year period.  Interest rate adjustments on such loans are generally limited to no more than 2% during any adjustment period and 6% over the life of the loan.

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

The Bank previously offered its full-time employees who satisfied certain criteria and our general underwriting standards fixed- and adjustable-rate residential mortgage loans with interest rates 50 basis points below the rates offered to our other customers.  The employee mortgage rate normally ceases upon termination of employment.  Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended.  All other terms and conditions contained in the original mortgage and note continued to remain in effect.  Currently, the Bank does not offer this type of program.  As of March 31, 2011, we had $3.2 million of employee residential mortgage loans, or 0.61% of net loans.

Commercial Loans.  At March 31, 2011, we had $81.0 million in commercial loans, which amounted to 15.2% of total loans.  In addition, at such date, we had $26.3 million of unadvanced commercial lines of credit.  We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses.  Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans.  Commercial loans and lines of credit are made with either variable or fixed rates of interest.  Variable rates are generally based on the prime rate as published in The Wall Street Journal, plus a margin.  Fixed-rate business loans are generally indexed to the two-, five- or ten-year FHLB Amortizing Advance Rate, as corresponds to the term of the loan, plus a margin.  The Company generally does not make unsecured commercial loans.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment.  Our commercial loans are also supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made

Index

typically in amounts of up to 80% of the value of the collateral securing the loan.  At March 31, 2011, our largest commercial loan was a $2.2 million commercial line of credit secured by inventory and real estate.  The loan was performing according to its terms at March 31, 2011.

Home Equity Loans and Lines of Credit.  We offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences.  At March 31, 2011, home equity loans and lines of credit totaled $40.4 million, or 7.6% of total loans.  Additionally, at March 31, 2011, the unadvanced amounts of home equity lines of credit totaled $12.5 million.  Home equity loans are offered with fixed rates of interest and with terms up to 15 years.  Home equity lines of credit are offered with adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

The procedures for underwriting home equity loans and lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans.  We will offer home equity loans with maximum combined loan-to-value ratios of up to 90%, provided that loans in excess of 80% will generally be charged a higher rate of interest.  A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement.  During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest.  If not renewed, the Bank requires the borrower to pay back the amount outstanding under the line of credit over a term not to exceed 10 years, beginning at the end of the 10-year period.  After the initial 10-year period, the Bank requires the borrower to pay back the amount outstanding in full.

Consumer Loans.  We offer fixed rate loans secured by mobile homes.  These loans have terms up to 25 years and loan-to-value ratios up to 90% of the mobile home’s value and require that the borrower obtain hazard insurance.  At March 31, 2011, mobile home loans totaled $6.6 million or 1.2% of total loans and 76.9% of consumer loans.  For the fiscal year ended March 31, 2011, the Company originated $1.8 million of mobile home loans.

We also offer fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide.  At March 31, 2011, automobile loans totaled $583,000 or 0.1% of total loans and 6.8% of consumer loans.

Other consumer loans at March 31, 2011 amounted to $1.4 million, or 0.3% of total loans and 16.3% of consumer loans.  These loans include secured and unsecured personal loans.  Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years.  Collateral loans are generally secured by a passbook account or a certificate of deposit.

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

Index

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building or project.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  If we are forced to foreclose on a building or project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

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

Loan Originations, Purchases and Sales.  Our consumer mortgage lending activities are conducted by our salaried loan representatives.  We underwrite all loans that we originate under our loan policies and procedures, which model those of Fannie Mae and Freddie Mac.  We originate both adjustable-rate and fixed-rate mortgage loans.  Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

We generally retain most of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.  The sales occur at time of origination; therefore none of these loans have been classified as held-for-sale.  We sold $2.5 million of participation interests in fiscal 2011 and none in fiscal 2010.  In fiscal 2007, the Bank commenced selling long-term, fixed-rate residential loans to the Federal Home Loan Bank (the “FHLB”) under its Mortgage Partnership Finance Program to assist with managing our interest rate risk and increasing our net interest margin.  Loans are sold with servicing retained and the loans have recourse to the Company on a formula basis.  The Bank sold $8.8 million of these loans in fiscal 2011 and none in fiscal 2010.

We purchase participation interests from other community-based financial institutions, primarily commercial real estate loans, commercial construction loans, commercial loans and residential loans.  Such loans totaled $58.9 million and $78.6 million at March 31, 2011 and 2010, respectively.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies,

Index

pursuing collections and instituting foreclosure proceedings.  We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower.  Additionally, we receive periodic updates on the loan from the lead lender.  We have not historically purchased any whole loans.  However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate risk management strategy.

Loan Approval Procedures and Authority.  Our lending policies and loan approval limits are recommended by senior management, reviewed by the Executive Credit Committee of the Board of Directors and approved by the Bank’s Board of Directors.  The Executive Credit Committee consists of 5 independent directors of the Bank’s Board of Directors and the Chief Executive Officer and President of the Company.  One of the independent directors serves as the Chairman of the Committee.  The Chief Loan Officer and the Market President of the Bank and the Senior Risk Officer of the Company also serve as non-voting members of the committee.  Each individual’s lending authority limit is based on his or her experience and capability and reviewed annually by the Bank’s board.  Loan approvals consist of at least 2 management signatures with the higher lending authority determining the level of approval.  Any extension of credit that exceeds management’s authority requires the approval of the Bank’s Credit Committee.  The Bank’s Credit Committee can approve extensions of credit in amounts up to $1.5 million.  Extensions of credit greater than $1.5 million must be approved by the Executive Credit Committee.  Any extensions of credit which would exceed $4.5 million also require the approval of the Bank’s Board of Directors.  Notwithstanding individual and joint lending authority, board approval is required for any request involving any compromise of indebtedness, such as the forgiveness of unpaid principal, accrued interest, accumulated fees, or acceptance of collateral or other assets in lieu of payment.

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

Index

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

We have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, and corporate debt instruments.  We primarily invest in: U.S. agency obligations; and mortgage-backed securities; and municipal obligations.  With respect to municipal obligations, our investment policy provides that all municipal issues must be rated investment grade or higher to qualify for our portfolio.  If any such municipal issues in our investment portfolio are subsequently downgraded below the minimum requirements, it is our general policy to liquidate the investment.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of our funds for lending and other investment purposes.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Substantially all of our depositors are residents of the State of Connecticut.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook and savings accounts, and certificates of deposit.  At March 31, 2011, core deposits, which consist of savings, demand, NOW and money market accounts, comprised 47.1% of our deposits.  We do not currently utilize brokered funds.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns.  We generally review our deposit mix and pricing weekly.  Our current strategy is to offer competitive rates, but not to be the market leader.

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

Index

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

Subsidiaries

New England Bancshares is the bank holding company for New England Bank, its wholly owned subsidiary.  The Company also owns all of the common stock of a Delaware statutory business trust, FVB Capital Trust I.  The capital trust was organized under Delaware law to facilitate the issuance of trust preferred securities and is not consolidated into the Company’s financial results.  Its only activity has been the issuance of the $4.1 million trust preferred security related to the junior subordinated debentures reported in the Company’s consolidated financial statements.

New England Bank has one wholly owned subsidiary, VB Reo, Inc.  VB Reo, Inc. was formed to hold real estate owned acquired by the Bank through foreclosure or deed-in-lieu of foreclosure.

Personnel

As of March 31, 2011, we had 121 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects our executive officers. Our executive officers are:

Name	Age(1)	Position(s)

David J. O’Connor	64	President, Chief Executive Officer and Director
Charles J. Desimone, Jr.	67	Executive Vice President and Chief Credit and Risk Officer
Peter W. McClintock	62	Executive Vice President – Retail Division
Anthony M. Mattioli	52	Market President
Scott D. Nogles	41	Executive Vice President and Chief Financial Officer
John F. Parda	62	Executive Vice President and Chief Loan Officer

(1)  As of March 31, 2011.

Index

David J. O'Connor. Mr. O'Connor has been the Chief Executive Officer, President and Director of the Bank since 1999 and of New England Bancshares since 2002. Mr. O'Connor has over 44 years of banking experience in New England.

Charles J. DeSimone, Jr.  Mr. Desimone joined New England Bancshares in 2011 as Executive Vice President and Chief Credit and Risk Management Officer. Prior to joining New England Bancshares, he held executive banking positions as Senior Lending Officer/Senior Credit Officer at Rockville Bank, and Senior Credit Officer at Southington Savings Bank.  Mr. DeSimone has 40 years of banking experience, and has an MBA from the University of Hartford.

Peter W. McClintock. Mr. McClintock has been with New England Bancshares since 2006 and was appointed to Executive Vice President-Retail Division in 2010. He is a graduate of Drexel University with a major in Marketing and Stonier School of Banking and has over 40 years of banking and business experience before joining New England Bank.

Anthony M. Mattioli.  Mr. Mattioli joined New England Bank in 2000 and was named Market President in 2008. He has over 25 years of banking experience with Connecticut financial institutions, with most of those years dedicated to commercial banking. Mr. Mattioli earned his Bachelor of Arts degrees in Economics and English from Boston College in 1981

Scott D. Nogles. Mr. Nogles joined New England Bancshares and the Bank in 2004 as Senior Vice President and Chief Financial Officer. He was named Executive Vice President and Chief Financial Officer in 2008. Mr. Nogles has an MBA from the University of Connecticut and is a CPA.

John F. Parda. Mr. Parda joined the Bank in 1999 as Vice President and Senior Loan Officer. He was named Senior Vice President and Senior Loan Officer in 2001 and Executive Vice President and Chief Loan Officer in 2008. Mr. Parda has over 40 years of diversified banking experience with Connecticut financial institutions and has an MBA from the University of Hartford.

REGULATION AND SUPERVISION

General

As a bank holding company, New England Bancshares is required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Federal Reserve.  New England Bank, as a state commercial bank, is subject to extensive regulation, examination and supervision by the Connecticut Department of Banking, as its primary state regulator, and the FDIC, as its deposit insurer.  New England Bank is a member of the Federal Home Loan Bank System.  New England Bank must file reports with the Connecticut Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The Connecticut Department of Banking and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the Connecticut Department of Banking, the FDIC, the Federal Reserve Board or the United States Congress, could have a material adverse impact on New England Bancshares, New England Bank and their operations.  As further described below under “The Dodd-Frank Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.

Index

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

The Dodd-Frank Act

The Dodd-Frank Act, signed into law on July 21, 2010, has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated the Office of Thrift Supervision and requires that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of July 21, 2010.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. The FDIC must promulgate rules under which assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks such as New England Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the full substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau will increase our operating and compliance costs.

Index

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

Loans-to-One-Borrower Limitations.  As a Connecticut chartered commercial bank, New England Bank is generally subject to the same limits on loans to one borrower as a national bank.  With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of its unimpaired capital and surplus.  The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral.  At March 31, 2011, the Bank’s loans-to-one borrower limitation was $8.8 million and the largest aggregate outstanding balance of loans to one borrower was $7.5 million.

Capital Requirements.  The FDIC has issued regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, such as New England Bank.  Under the regulations, a bank generally is deemed to be (i) “well-capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or more, a Tier I Risk-Based Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well-capitalized;” (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight and regulation.  The current requirements and actual capital levels for New England Bank and New England Bancshares are detailed in Note 15 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Index

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

Assessment for Examinations.  The Bank’s operations are subject to examination by the FDIC and the State of Connecticut Department of Banking.  The assessments paid by New England Bank for such examinations for the year ended March 31, 2011 totaled $33,000.

Enforcement.  New England Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws.

Federal Insurance of Deposit Accounts.  The FDIC insures deposits at FDIC insured financial institutions such as New England Bank. Deposit accounts in New England Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second calendar quarter of 2009.  In addition, the FDIC required all insured institutions to prepay their quarterly risk-based assessments for the fourth calendar quarter of 2009, and for all of calendar 2010, 2011 and 2012.   As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits.  The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate assessment on covered accounts.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended March 31, 2011, New England Bank paid $54,000 in fees related to the FICO.

Index

Transactions with Affiliates.  New England Bank’s authority to engage in transactions with its affiliates is governed by the Federal Reserve Act and implementing regulations.  The Federal Reserve Act limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings.  The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act required that the 10% of capital limit on these transactions begin to apply to financial subsidiaries as well.  Any covered transaction with an affiliate, such as the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions, must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

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

Federal Home Loan Bank System.  New England Bank is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions.  The Bank is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  As of March 31, 2011, New England Bank was in compliance with this requirement with investments in the capital stock of the Federal Home Loan Bank of Boston of $4.4 million.

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

Federal Reserve System

Under Federal Reserve Board regulations, New England Bank is required to maintain noninterest-earning reserves against its transaction accounts.  The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $58.8 million or less, subject to adjustment by the Federal Reserve Board, and reserves of 10%, subject to adjustment by the Federal Reserve Board, against that portion of total transaction accounts in excess of $58.8 million.  The first $10.7 million of otherwise reservable

Index

balances, subject to adjustment by the Federal Reserve Board, are exempted from the reserve requirements.  New England Bank is in compliance with these requirements.

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

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including its depository institution subsidiaries being “well capitalized” and “well managed,” to opt to become a “financial holding company.”  A financial holding company may engage in a broader array of financial activities than a typical bank holding company. Such activities can include insurance underwriting and investment banking.

New England Bancshares is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis).  The current requirements and actual capital levels for New England Bancshares and New England Bank are detailed in Note 15 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.”  Traditionally, the capital guidelines for a bank holding company have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capita requirements allow inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by

Index

maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations.  Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies can affect the ability of New England Bancshares to pay dividends or otherwise engage in capital distributions.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General.  New England Bancshares and New England Bank report their consolidated taxable income on a fiscal year basis ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to New England Bancshares and New England Bank.  Our federal tax returns are not currently under audit or have not been subject to an audit during the past five years, except as follow. In 2011 the Internal Revenue Service completed an audit of our federal tax returns for the years ended March 31, 2009 and 2008.

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

Index

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

Our increased emphasis on commercial lending may expose us to increased lending risks.

At March 31, 2011, our commercial loan portfolio consisted of $251.7 million of commercial real estate loans and $81.0 million of commercial business loans, 47.4% and 15.2% of total loans, respectively.  We intend to increase our emphasis on these types of loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for commercial construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial and construction borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  As of June 30, 2010, we held 1.4% of the deposits in Hartford County, which was the 11th largest market share of deposits out of the 25 financial institutions in the county.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Index

A prolonged downturn in the Connecticut economy or real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in Connecticut.  We continue to operate in a challenging and uncertain economic environment, both nationally and locally.  Continued declines in real estate values and home sales volumes along with greater financial stress on borrowers due to the uncertain economic environment and high unemployment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Continued economic uncertainty may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could result in increased loan delinquencies, problem assets and foreclosures.  If poor economic conditions result in decreased demand for the Company’s products and services our financial condition and results of operations could be adversely affected.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

A provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective July 21, 2011, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Boston.  In addition, any restrictions placed on the operations of the Federal Home Loan Bank of Boston could hinder our ability to use it as a liquidity source.

The Federal Home Loan Bank (“FHLB”) of Boston did not pay any dividends during the years 2009 and 2010. Although the FHLB Boston began paying a dividend again in the first quarter of 2011, the dividend paid was far below the dividend paid by the FHLB of Boston prior to 2009. The failure of the FHLB of Boston to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Index

ITEM 2.	PROPERTIES

The Company currently conducts its business through fifteen full-service banking offices and two administrative offices.  The net book value of the Company’s properties or leasehold improvements was $5.8 million at March 31, 2011.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration

Executive/Branch Office:

855 Enfield Street, Enfield, Connecticut	Leased	2006	2031

Operations Center:

45 North Main Street, Bristol, Connecticut	Leased	2006	2017(1)

Branch Offices:

4 Riverside Avenue, Bristol, Connecticut	Leased	1999	2020 (2)

888 Farmington Avenue, Bristol, Connecticut	Owned	2004	—

124 Main Street, Broad Brook, Connecticut	Owned	2003	—

286 Maple Avenue, Cheshire, Connecticut	Leased	2001	2021(3)

1 Shoham Road, East Windsor, Connecticut	Leased	2005	2015(4)

287 Somers Road, Ellington, Connecticut	Owned	2005	—

268 Hazard Avenue, Enfield, Connecticut	Owned	1962	—

23 Main Street, Manchester, Connecticut	Owned	2002	—

98 Main Street, Southington, Connecticut	Leased	2006	2028 (5)

158 North Main Street, Southington, Connecticut	Owned	2007	—

112 Mountain Road, Suffield, Connecticut	Leased	1988	2013

8 South Main Street, Terryville, Connecticut	Leased	2002	2012 (6)

707 North Colony Road, Wallingford, Connecticut	Leased	2006	2016 (1)

20 Main Street, Windsor Locks, Connecticut	Leased	2002	2012(7)

(1)  We have an option to renew this lease for two additional five-year terms.
(2)  We have an option to renew this lease for two additional five-year terms
(3)  We have an option to renew this lease for one additional ten-year term.
(4)  We have an option to renew this lease for two additional seven-year terms.
(5)  We have an option to terminate this lease in 2018.
(6)  We have an option to renew this lease for one additional ten-year term.
(7)  We have an option to renew this lease for one additional five-year term.

Index

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

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “NEBS.”  According to the records of its transfer agent, the Company had approximately 1,413 stockholders of record as of June 20, 2011.  The following table sets forth the high and low sales prices and dividends paid per share for the Company’s common stock for each of the fiscal quarters in the two-year period ended March 31, 2011.  See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 10 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	High	Low	Dividends
Fiscal 2011:
Fourth Quarter	$10.56	$7.92	$0.03
Third Quarter	9.00	7.00	0.03
Second Quarter	7.88	6.50	0.02
First Quarter	8.65	7.00	0.02

Fiscal 2010:
Fourth Quarter	$7.74	$4.36	$0.02
Third Quarter	6.49	4.25	0.02
Second Quarter	6.80	5.10	0.02
First Quarter	6.50	5.50	0.02

The Company did not repurchase any of its common stock in the quarter ended March 31, 2011. The Company’s stock repurchase program was authorized on May 12, 2008 to repurchase 304,924 shares, or 5% of the Company's then outstanding shares.  There are 24,424 shares remaining in the repurchase program.

Index

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

Index

FDIC insurance assessment consists of deposit insurance premiums paid to the FDIC.

Stationery and supplies expense consists of expenses for office supplies.

Amortization of identifiable intangible assets consists of the amortization, on a straight-line basis over a ten-year period, of the $886,000 core deposit intangible that was incurred in connection with the acquisition of Windsor Locks Community Bank, FSL in December 2003 and on a sum-of-years digits basis over a ten-year period, of the $2.5 million core deposit intangible that was incurred in conjunction with the Company’s acquisition of First Valley Bancorp, Inc.

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

Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.  For example, a downturn in the local economy could cause increases in non-performing loans.  Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized.  In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings.  Further, the FDIC and State of Connecticut Department of Banking, as an integral part of their examination processes, review the Bank’s allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  An increase to the allowance required to be made by an agency would negatively impact our earnings.  Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  See Notes 2 and 4 to “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this annual report.

Goodwill and Other Intangibles.  We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by ASU 2010-28.  Goodwill is subject, at a minimum, to annual tests for impairment.  Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded, and subsequent impairment analysis, requires us to make subjective judgments concerning estimates of how the acquired assets will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue grown trends, specific industry conditions and changes in competition.

Index

Operating Strategy

Our mission is to operate and further expand a profitable community-oriented financial institution.  We plan to achieve this by executing our strategy of:

•	pursuing opportunities to increase commercial real estate lending and commercial loans in our market area;

•	continuing to emphasize the origination of one- to four-family residential real estate loans;

•
expanding our delivery system through a combination of increased uses of technology and additional branch facilities, although we have not entered into any agreements regarding the establishment or acquisition of new branches;

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

Pursue opportunities to increase commercial real estate lending in our market area

Commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans.  In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates.  Commercial real estate loans increased $28.2 million and $46.1 million for the years ended March 31, 2011 and 2010, respectively, and at March 31, 2011 comprised approximately 47.4% of total loans.  There are many commercial properties located in our market area, and we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.  We have added expertise in our commercial loan department in recent years.  Additionally, we may employ additional commercial lenders in the future to help increase our commercial lending.

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

Index

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

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 47.1% of our total deposits at March 31, 2011.  We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.  We aggressively seek core deposits through competitive pricing and targeted advertising.  In addition, we offer business checking accounts for our commercial customers.  We also hope to increase core deposits by pursuing expansion inside and outside of our market area through de novo branching.

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

Manage interest rate risk by emphasizing the origination of adjustable-rate and shorter duration loans

We manage our interest rate sensitivity to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than longer-term loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to: (1) improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread; and (2) decrease the maturities of our assets, in part by the origination of adjustable-rate and shorter-term loans.  To this end, we sell some of our long term fixed rate residential mortgage loans.

Balance Sheet Analysis

Loans. We originate real estate loans secured by commercial real estate, residential real estate and construction loans, which are secured by residential and commercial real estate.  At March 31, 2011, real estate loans totaled $441.8 million, or 83.2% of total loans, compared to $437.7 million, or 84.2%, of total loans at March 31, 2010.

Commercial real estate loans totaled $251.7 million at March 31, 2011, which represented 57.0% of real estate loans and 47.4% of total loans, compared to $223.6 million at March 31, 2010, which represented 51.1% of real estate loans and 43.0% of total loans.  Commercial real estate loans increased $28.2 million, or 12.6%, for the year ended March 31, 2011 primarily due to the Company focusing on this type of lending.

Residential real estate loans totaled $149.7 million at March 31, 2011, which represented 33.9% of real estate loans and 28.2% of total loans compared to $174.0 million at March 31, 2010, which represented 39.8% of real estate loans and 33.5% of total loans.  Residential real estate loans decreased $24.3 million for the year ended March 31, 2011, primarily due to the Company selling originated loans in the secondary market and loan payoffs.

Index

We originate home equity loans and lines of credit secured by residential real estate.  This portfolio totaled $40.4 million at March 31, 2011, which represented 7.6% of total loans, compared to $40.2 million at March 31, 2010, which represented 7.7% of total loans.

We also originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable, in addition to issuing letters of credit.  Commercial business loans totaled $81.0 million at March 31, 2011, which represented 15.2% of total loans, compared to $74.9 million at March 31, 2010, which represented 14.4% of total loans.  Commercial business loans increased $6.1 million, or 8.1% for the year ended March 31, 2011 primarily due to the Company focusing on these types of loans.

We originate a variety of consumer loans, including loans secured by mobile homes, automobiles and passbook or certificate accounts.  Consumer loans totaled $8.6 million and represented 1.6% of total loans at March 31, 2011, and $7.3 million at March 31, 2010 which represented 1.4% of total loans.

Index

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31,
	2011		2010		2009		2008		2007
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars in thousands)
Mortgage loans:
Residential	$149,740	28.18%	$174,004	33.47%	$125,613	29.90%	$130,297	34.65%	$103,716	51,74%
Commercial real estate	251,743	47.37	223,567	43.00	177,498	42.26	155,152	41.26	61,356	30.61
Home equity loans and lines	40,364	7.60	40,157	7.72	33,515	7.98	32,239	8.57	17,958	8.96
Total mortgage loans	441,847	83.15	437,728	84.19	336,626	80.14	317,688	84.48	183,030	91.31
Consumer loans	8,581	1.61	7,293	1.40	6,491	1.55	6,292	1.67	2,692	1.34
Commercial loans	80,967	15.24	74,918	14.41	76,935	18.31	52,058	13.85	14,733	7.35
Total loans	531,395	100.00%	519,939	100.00%	420,052	100.00%	376,038	100.00%	200,455	100.00%

Deferred loan origination fees, net	886		190		(28)		(223)		(133)
Allowance for loan losses	(5,686)		(4,625)		(6,458)		(4,046)		(1,875)
Total loans, net	$526,595		$515,504		$413,566		$371,769		$198,447

Index

The following table sets forth certain information at March 31, 2011 regarding the dollar amount of principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Resi- dential	Commercial Real Estate	Home Equity Loans and Lines of Credit	Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$608	$12,950	$574	$590	$20,971	$35,693
More than one year to three years	1,122	5,909	2,250	898	16,875	27,054
More than three years to five years	1,383	8,460	6,738	489	17,770	34,840
More than five years to ten years	7,411	42,593	16,509	134	18,880	85,527
More than ten years to fifteen years	11,695	48,581	9,954	2,539	1,998	74,767
More than fifteen years	127,521	133,250	4,339	3,931	4,473	273,514
Total amount due	$149,740	$251,743	$40,364	$8,581	$80,967	$531,395

The following table sets forth the dollar amount of all loans at March 31, 2011 that are due after March 31, 2012 and have either fixed interest rates or floating or adjustable interest rates.  The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Due After March 31, 2012
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Mortgage loans:
Residential loans	$122,924	$26,208	$149,132
Commercial real estate	48,959	189,834	238,793
Home equity loans and lines of credit	17,281	22,509	39,790
Total mortgage loans	189,164	238,551	427,715
Consumer loans	7,415	576	7,991
Commercial loans	35,808	24,188	59,996
Total loans	$232,387	$263,315	$495,702

Index

The following table shows loan activity during the periods indicated.

	For the Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Beginning balance, loans, net	$515,504	$413,566	$371,769
Originations:
Mortgage loans:
Residential loans	9,448	18,877	19,734
Commercial real estate	33,446	32,216	29,947
Construction loans	1,589	4,195	2,220
Total mortgage loans	44,483	55,288	51,901
Consumer loans	482	2,609	2,503
Commercial loans	11,973	15,711	32,561
Total loan originations	56,938	73,608	86,965
Loans sold	(8,798)	---	(3,684)
Loan participations purchased	10,555	51,236	13,828
Loans acquired in merger	---	60,233	---
Deduct:
Principal loan repayments and other, net	(46,652)	(78,257)	(54,795)
Loan charge-offs, net of recoveries	(952)	(4,882)	(517)
Ending balance, loans, net	$526,595	$515,504	$413,566

Available-for-Sale Securities. Our securities portfolio consists primarily of mortgage-backed securities, municipal securities, U.S. government and agency securities and, to a lesser extent, marketable equity securities.  Although municipal securities generally have greater credit risk than U.S. Treasury and government securities, they generally have higher yields than government securities of similar duration.  Available-for-sale securities decreased $4.7 million, or 7.4%, in the year ended March 31, 2011 due to decreases in all investment categories, except for municipal securities.  The majority of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At March 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments in available-for-sale securities:
U.S. government and federal agencies	$7,355	$7,332	$8,833	$8,956	$11,930	$12,068
Municipal securities	19,372	18,767	15,670	15,273	16,917	15,712
Mortgage-backed securities	32,236	33,169	38,988	39,750	43,618	44,041
Marketable equity securities	9	9	---	---	7	7
Total	58,972	59,277	63,491	63,979	72,472	71,828
Money market mutual funds included in cash
and cash equivalents	(9)	(9)	---	---	(7)	(7)
Total	$58,963	$59,268	$63,491	$63,979	$72,465	$71,821

At March 31, 2011, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity, except for the U.S. government and federal agencies.

Index

The following table sets forth our available-for-sale securities:

	At and For the Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Mortgage-related securities:
Mortgage-related securities, beginning of period (1)	$39,750	$44,041	$39,473
Acquired in merger	---	2,412	---
Purchases	8,484	7,996	13,251
Sales	---	(470)	(753)
Repayments and prepayments	(15,301)	(14,603)	(7,607)
Increase (decrease) in net premium	40	75	(32)
Increase (decrease) in net unrealized gain	196	299	(291)
Net (decrease) increase in mortgage-related securities	(6,581)	(4,291)	4,568
Mortgage-related securities, end of period (1)	$33,169	$39,750	$44,041

Investment securities:
Investment securities, beginning of period (1)	$24,229	$27,780	$24,071
Acquired in merger	---	592	---
Purchases	33,824	31,757	22,732
Sales	(21,054)	(22,445)	(8,824)
Maturities	(10,326)	(14,953)	(9,636)
(Decrease) increase in net premium	(41)	43	94
Reclass from other assets to securities	---	671	---
(Decrease) increase in net unrealized gain	(533)	784	(657)
Net increase(decrease) in investment securities	1,870	(3,551)	3,709
Investment securities, end of period (1)	$26,099	$24,229	$27,780
________________________
(1)   At fair value

The following table sets forth the maturities and weighted average yields of securities at March 31, 2011.  Weighted average yields are presented on a tax-equivalent basis.

	Within One Year			One To Five Years		Five To Ten Years		After Ten Years		Total
	Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government and
Federal agencies	$	---	---%	$5	7.03%	$745	2.16%	$6,582	2.55%	$7,332	2.51%
Municipal securities		---	---	1,352	4.32	1,109	4.53	16,306	5.92	18,767	5.72
Mortgage-backed securities		3	3.95	21	6.02	686	4.68	32,459	3.68	33,169	3.70
Total		$3	3.95%	$1,378	4.35%	$2,540	3.87%	$55,347	4.21%	$59,268	4.20%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits.  These deposits are provided primarily by individuals and, to a lesser extent, commercial customers, within our market area.  We do not currently use brokered deposits as a source of funding.  Deposits increased $23.2 million for the year ended March 31, 2011 due to increases in every deposit category except certificates of deposit.  The Company has continued to experience disintermediation, as rates on other types of investments (CDs and money market accounts) have increased substantially over the past several years resulting in customers moving funds from the generally lower rates of savings accounts.

Index

The following table sets forth the balances of our deposit products at the dates indicated.

	At March 31,
	2011	2010
	(In thousands)
Non-interest bearing accounts	$59,787	$53,091
NOW and money market accounts	117,914	105,732
Savings accounts	76,731	72,249
Certificates of deposit	286,337	286,500
Total	$540,769	$517,572

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of March 31, 2011.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$10,957	1.48%
Over three through six months	14,228	1.91
Over six through twelve months	21,445	1.87
Over twelve months	54,706	3.27
Total	$101,336	2.59%

The following table sets forth the time deposits classified by rates at the dates indicated.

	At March 31,
	2011	2010	2009
	(In thousands)
Certificate accounts:
0.00 to 2.00%	$136,870	$101,981	$18,291
2.01 to 3.00%	44,866	49,484	83,462
3.01 to 4.00%	69,090	88,608	87,793
4.01 to 5.00%	27,324	38,040	50,616
5.01 to 6.00%	8,187	8,134	8,241
Fair value adjustment	---	253	---
Total	$286,337	$286,500	$248,403

The following table sets forth the amount and maturities of time deposits classified by rates at March 31, 2011.

	Amount Due
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	Total	Percent of Total Certificate Accounts
	(In thousands)
Certificate accounts:
0 to 2.00%	$106,921	$27,671	$2,178	$100	$136,870	47.8%
2.01 to 3.00%	14,964	16,646	2,666	10,590	44,866	15.7
3.01 to 4.00%	10,880	10,748	11,393	36,069	69,090	24.1
4.01 to 5.00%	7,658	5,240	14,426	---	27,324	9.5
5.01 to 6.00%	523	2,010	5,654	---	8,187	2.9
Total	$140,946	$62,315	$36,317	$46,759	$286,337	100.0%

Index

The following table sets forth the deposit activity for the periods indicated.

	For the Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)

Net deposits	$14,346	$11,219	$39,113
Deposits acquired through merger	---	76,380	---
Interest credited on deposit accounts (1)	8,851	10,537	10,011
Total increase in deposit accounts	$23,197	$98,136	$49,124
________________________

(1)	Includes amortization of fair value adjustment.

Borrowings. We use advances from the Federal Home Loan Bank and securities sold under agreements to repurchase to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

The following table sets forth certain information regarding our borrowed funds:

	At or For the Years Ended March 31,
	2011	2010	2009
	(Dollars in thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$46,437	$61,837	$62,888
Maximum amount outstanding at any month-end during the period	56,860	66,566	67,650
Balance outstanding at end of period	39,113	56,860	66,833
Weighted average interest rate during the period	3.94%	4.19%	4.35%
Weighted average interest rate at end of period	3.22%	4.05%	4.10%

Subordinated Debentures. On July 28, 2005, FVB Capital Trust I (“Trust”), a Delaware statutory trust formed by First Valley Bancorp, completed the sale of $4.1 million of 6.42%, 5 Year Fixed-Floating Capital Securities (“Capital Securities”).  The Trust also issued common securities to First Valley Bancorp and used the net proceeds from the offering to purchase a like amount of 6.42% Junior Subordinated Debentures (“Debentures”) of First Valley Bancorp.  Debentures are the sole assets of the Trust.

Capital Securities accrue and pay distributions quarterly at a variable annual rate equal to the 3 month LIBOR plus 1.90%.  The rate for the quarterly period February 23, 2011 to May 22, 2011 equated to 2.21%.  First Valley Bancorp fully and unconditionally guaranteed all of the obligations of the Trust, which are now guaranteed by the Company.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities, but only to the extent that the Trust has funds necessary to make these payments.

Capital Securities are mandatorily redeemable upon the maturing of the Debentures on August 23, 2035 or upon earlier redemption as provided in the Indenture.  The Company has the right to redeem the Debentures, in whole or in part on or after August 23, 2010 at the liquidation amount plus any accrued but unpaid interest to the redemption date.

The trust and guaranty provide for the binding of any successors in the event of a merger, as is the case in the merger of First Valley Bancorp and the Company.  The Company has assumed the obligations of First Valley Bancorp in regards to the Debentures due to the acquisition of First Valley Bancorp by the Company.

Index

Results of Operations for the Years Ended March 31, 2011 and 2010

Overview.

	2011	2010	% Change
	(Dollars in thousands)

Net income	$3,154	$1,676	88.19%
Return on average assets	0.46%	0.25%	84.00
Return on average equity	4.55%	2.51%	81.27
Average equity to average assets	10.12%	10.14%	(0.20)

Net income increased due primarily to increases in net interest and dividend income and a decrease in the provision for loan losses, partially offset by a decrease in noninterest income, increases in noninterest expense, and income tax expense.  Net interest income increased primarily as a result of a higher volume of interest-earning assets and a decrease in the cost of funds, partially offset by a decrease in the yield on interest-earning assets and a higher volume of interest-bearing liabilities.

Net Interest and Dividend Income. Net interest and dividend income totaled $22.0 million for the year ended March 31, 2011, an increase of $3.2 million or 17.1% compared to the prior fiscal year.  This resulted mainly from a $22.0 million increase in average interest-earning assets during the year and a 46 basis point increase in our interest rate spread to 3.35%, partially offset by a $16.4 million increase in average interest-bearing liabilities.  Our net interest margin increased 41 basis points to 3.57% for fiscal 2011.

Interest and dividend income increased $692,000, or 2.1%, from $32.4 million for fiscal 2010 to $33.1 million for fiscal 2011.  Average interest-earning assets were $627.0 million for fiscal 2011, an increase of $22.0 million, or 3.6%, compared to $605.0 million for fiscal 2010.  The increase in average interest-earning assets resulted primarily from increases in loans, partially offset by decreases in federal funds sold, interest-bearing deposits and marketable equity securities and mortgage-backed and mortgage-related securities.  The yield on interest-earning assets decreased from 5.40% to 5.33% due primarily to a decline in interest rates which affected our loan portfolio, the yield on which decreased 15 basis points.  The yield on our short-term assets, primarily federal funds sold, also decreased 26 basis points.

Interest expense decreased $2.5 million, or 18.6%, from $13.5 million for fiscal 2010 to $11.0 million for fiscal 2011.  Average interest-bearing liabilities grew $16.4 million, or 3.0%, from $539.5 million for fiscal 2010 to $555.9 million for fiscal 2011 due primarily to increases in deposits and securities sold under agreements to repurchase, partially offset by a decrease in Federal Home Loan Bank advances and subordinated debentures.  The average rate paid on interest-bearing liabilities decreased to 1.98% for fiscal 2011 from 2.51% for fiscal 2010 due to the decline in interest rates on deposits and securities sold under agreements to repurchase.

Index

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

	For the Fiscal Years Ended March 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing
deposits and marketable
equity securities	$41,606	$123	0.30%	$53,122	$295	0.56%	$37,467	$268	0.72%
Investments in available for sale
securities, other than mortgage-backed
and mortgage-related securities (1)	26,114	1,456	5.58	24,909	1,483	5.95	31,553	2,044	6.48
Mortgage-backed and mortgage-related
securities	33,827	1,338	3.96	41,798	2,037	4.87	44,276	2,291	5.17
Federal Home Loan Bank stock	4,396	---	---	4,322	---	---	3,686	85	2.31
Loans, net (2)	521,012	30,496	5.85	480,813	28,867	6.00	389,922	24,640	6.32
Total interest-earning assets	626,955	33,413	5.33	604,964	32,682	5.40	506,904	29,328	5.79
Noninterest-earning assets	48,550			45,491			26,617
Cash surrender value of life insurance	9,806			9,392			9,022
Total assets	$685,311			$659,847			$542,543

Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$73,019	$605	0.83%	$69,297	$683	0.99%	$56,245	$478	0.85%
NOW accounts	16,891	54	0.32	16,342	63	0.39	11,444	55	0.48
Money market accounts	99,291	922	0.93	83,112	1,282	1.54	61,896	1,299	2.10
Certificate accounts	286,405	7,167	2.50	285,163	8,467	2.97	221,772	8,230	3.71
Total deposits	475,606	8,748	1.84	453,914	10,495	2.31	351,357	10,062	2.86
Federal Home Loan Bank advances and
subordinated debentures	50,351	1,995	3.96	65,743	2,841	4.32	66,785	3,004	4.50
Advanced payments by borrowers for taxes and
insurance	1,336	15	1.12	1,209	15	1.24	1,006	14	1.39
Securities sold under agreements to repurchase	28,610	261	0.91	18,593	190	1.02	11,245	146	1.30
Total interest-bearing liabilities	555,903	11,019	1.98	539,459	13,541	2.51	430,393	13,226	3.07
Demand deposits	51,874			45,569			38,042
Other liabilities	8,211			7,915			7,559
Total liabilities	615,988			592,943			475,994
Stockholders’ Equity	69,323			66,904			66,549
Total liabilities and stockholders’ equity	$685,311			$659,847			$542,543
Net interest income/net interest rate spread (3)		$22,394	3.35%		$19,141	2.89%		$16,102	2.72%
Net interest margin (4)			3.57%			3.16%			3.18%
Ratio of interest-earning assets
to interest-bearing liabilities	112.78%			112.14%			117.78%
________________________
(1)	Reported on a tax equivalent basis, using a 34% tax rate.
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

Index

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

	Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010			Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing
deposits and marketable equity securities	$(117)	$(55)	$(172)	$(31)	$58	$27
Investments in available-for-sale securities,
other than mortgage-backed and
mortgage-related securities	(134)	107	(27)	(144)	(417)	(561)
Mortgage-backed and mortgage-related
securities	(348)	(351)	(699)	(130)	(124)	(254)
Federal Home Loan Bank stock	---	---	---	(100)	15	(85)
Loans, net (1)	(698)	2,327	1,629	(1,152)	5,379	4,227
Total interest-earning assets	(1,297)	2,028	731	(1,557)	4,911	3,354

Interest-bearing liabilities:
Savings accounts	(117)	39	(78)	84	121	205
NOW accounts	(11)	2	(9)	(6)	14	8
Money market accounts	(705)	345	(360)	56	(73)	(17)
Certificate accounts	(1,337)	37	(1,300)	(552)	789	237
Federal Home Loan Bank advances and
subordinated debentures	(223)	(623)	(846)	(115)	(48)	(163)
Advanced payments by borrowers for taxes
and insurance	---	---	---	(1)	2	1
Securities sold under agreements to repurchase	(17)	88	71	(21)	65	44
Total interest-bearing liabilities	(2,410)	(112)	(2,522)	(555)	870	315
Increase in net interest income	$1,113	$2,140	$3,253	$(1,002)	$4,041	$3,039
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

We recorded provisions for loan losses of $2.0 million and $3.0 million in the years ended March 31, 2011 and 2010, respectively.  The decrease in the provision was caused primarily by the $3.9 million decrease in net charge-offs, from $4.9 million in fiscal year 2010 to $952,000 in fiscal year 2011.

Although management utilizes its best judgment in providing for losses, there can be no assurance that we will not have to change the provisions for loan losses in subsequent periods.  Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Index

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “—Risk Management—Analysis of Non-Performing and Classified Assets” and “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income (Charges).  The following table shows the components of noninterest (charges) income and the percentage changes from 2011 to 2010.

	2011	2010	% Change
	(In thousands)

Service charges on deposit accounts	$1,321	$1,211	9.1%
Gain on sales and calls of securities, net	327	871	(62.5)
Gain on sale of loans	306	8	3,725.0
Increase in cash surrender value of life insurance policies	367	375	(2.1)
Impairment loss on securities	---	(52)	100.0
Other income	205	532	(61.5)
Total	$2,526	$2,945	(14.2)%

The $419,000 decrease in noninterest income was due to the $544,000 decrease in gain on sales and calls of securities and a $327,000 decrease in other income, partially offset by the $298,000 increase in gain on sale of loans.  Approximately $696,000 of the $871,000 gains on sales and calls of securities in fiscal 2010 were due to gains on the sale of preferred stock which were converted from auction rate securities.  These auction rate securities were written-down to market value during fiscal year 2009, which was included in impairment loss on securities.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes from fiscal 2011 to fiscal 2010.

	2011	2010	% Change
	(In thousands)
Salaries and employee benefits	$8,585	$7,707	11.4%
Occupancy and equipment expenses	3,358	3,216	4.4
Advertising and promotion	282	140	101.4
Professional fees	594	839	(29.2)
Data processing expense	675	666	1.4
FDIC insurance assessment	944	1,149	(17.8)
Stationery and supplies	213	315	(32.4)
Amortization of identifiable intangible assets	417	461	(9.5)
Write-down of other real estate owned	524	88	495.5
Other real estate owned	177	92	92.4
Other expense	2,008	2,161	(7.1)
Total	$17,777	$16,834	5.6

Efficiency ratio (1)	72.4%	77.3%
________________________
(1)	Computed as noninterest expense divided by the sum of net interest and dividend income and other income.

The increase in noninterest expense was due primarily to the increase in salaries and employee benefits and the write-down of other real estate owned, partially offset by decreases in professional fees, FDIC insurance assessment and other expense.

Income Taxes.  The Company recorded income tax expense of $1.6 million for the fiscal year ended March 31, 2011 compared to $212,000 in the previous year.

Index

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and market risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is contractually due.  Interest rate risk is the potential reduction of interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.  Other risks that we encounter are operational risks, liquidity risks and reputation risk.  Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery.  Liquidity risk is the possible inability to fund obligations owed to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

Management informs the Boards of Directors monthly of the amount of loans delinquent more than 30 days, and all loans in foreclosure and all foreclosed and repossessed property that we own on a quarterly basis.

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

Non-performing assets totaled $14.9 million, or 2.19% of total assets, at March 31, 2011, which was an increase of $2.9 million from March 31, 2010.  As a result, nonperforming loans as a percentage of loans increased from 1.73% at March 31, 2010 to 2.53% at March 31, 2011.  At March 31, 2011 we had five residential properties and three commercial properties classified as other real estate owned totaling $1.5 million.  We had two residential properties and four commercial properties classified as other real estate owned with a balance of $2.8 million at March 31, 2010.  At March 31, 2011, non-accrual loans consisted of twenty three residential real estate loans, eighteen commercial loans, seventeen commercial real estate loans, eight consumer loans and six home equity loans, compared to eighteen residential real estate loans, twenty one commercial loans, eleven commercial real estate loans, six consumer loans and five home equity loans at March 31, 2010.

Index

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans:
Mortgage loans:
Residential loans	$4,429	$3,119	$1,905	$737		$824
Commercial real estate	5,461	2,664	3,918	---		---
Home equity loans and lines of credit	184	102	439	398
Total mortgage loans	10,074	5,885	6,262	1,135		824
Consumer loans	165	46	28	22		---
Commercial loans	3,203	3,064	5,636	10		---
Total nonaccrual loans	13,442	8,995	11,926	1,167		824
Other real estate owned	1,496	2,846	141	---		---
Other repossessed assets	---	173	---	---		---
Total nonperforming assets	$14,938	$12,014	$12,067	$1,167		$824
Impaired loans	$15,339	$7,978	$10,135	$398	$	---
Accruing loans 90 days or more past due	214	---	15	8		---
Allowance for loan losses as a percent of loans (1)	1.07%	0.89%	1.54%	1.08%		0.94%
Allowance for loan losses as a percent
of nonperforming loans (2)	42.30%	51.42%	54.15%	346.70%		227.55%
Nonperforming loans as a percent of loans (1)(2)	2.53%	1.73%	2.84%	0.31%		0.41%
Nonperforming assets as a percent of total assets	2.19%	1.78%	2.11%	0.23%		0.29%
_____________________________
(1)	Loans are presented before allowance for loan losses.
(2)	Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the full collection of interest or principal.

Other than as disclosed in the above table, there were no other loans at March 31, 2011 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

Interest income that would have been recorded for the year ended March 31, 2011 had non-accruing loans been current according to their original terms amounted to $374,000, none of which was recognized in interest income.

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

Index

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At March 31,
	2011	2010
	(In thousands)
Special mention assets	$11,420	$13,384
Substandard assets	26,693	15,778
Doubtful assets	---	1,128
Loss assets	---	323
Total classified and criticized assets	$38,113	$30,613

Classified assets at March 31, 2011 included seventy two loans totaling $13.4 million that were considered non-performing.  Classified assets at March 31, 2010 included fifty five loans totaling $7.8 million that were considered non-performing.

Classified and special mention assets increased $7.5 million to $38.1 million at March 31, 2011, from $30.6 million at March 31, 2010, and were 7.2% and 5.9% of total loans at March 31, 2011 and 2010, respectively.  The increase was caused primarily by the downgrading of several large relationships as a result of declining economic performance impacting debt service covenants.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31, 2011				At March 31, 2010				At March 31, 2009
	30-89 Days		90 Days or More(2)		30-89 Days		90 Days or More(2)		30-89 Days		90 Days or More(2)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Mortgage loans:
Residential loans	7	$1,724	13	$2,772	13	$2,617	14	$2,105	13	$2,187	4	$767
Commercial real estate	20	7,109	9	2,223	11	2,676	10	3,843	2	177	6	2,238
Home equity loans and lines	10	533	3	89	5	174	3	80	3	54	2	26
Total mortgage loans	37	9,366	25	5,084	29	5,467	27	6,028	18	2,418	12	3,031
Consumer loans	2	14	7	162	5	43	2	3	8	96	2	16
Commercial loans	14	2,322	12	2,069	10	2,108	15	2,074	7	345	7	2,457
Total	53	$11,702	44	$7,315	44	$7,618	44	$8,105	33	$2,859	21	$5,504
Delinquent loans to loans (1)		2.20%		1.37%		1.46%		1.56%		0.68%		1.31%
__________________
(1)	Loans are presented before the allowance for loan losses and net of deferred loan origination fees.
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

Specific Allowances for Identified Problem Loans.  We establish an allowance on identified problem loans based on factors including, but not limited to:  (1) the borrower’s ability and willingness to repay the loan; (2) the type, marketability, and value of the collateral; (3) the strength of our collateral position; and (4) the borrower’s repayment history.

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

Index

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

At March 31, 2011, our allowance for loan losses represented 1.07% of total loans and 42.30% of non-performing loans.  The allowance for loan losses increased $1.1 million from March 31, 2010 to March 31, 2011 due to a provision for loan losses of $2.0 million, partially offset by net charge-offs of $952,000.  The provision for loan losses for the year ended March 31, 2011 reflected the deterioration in the local economy as well as continued growth of the loan portfolio, particularly the increase in commercial real estate and commercial loans, which carry  higher risks of default than one- to four-family residential real estate loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At March 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
Residential loans	$738	28.18%	$566	33.47%	$545	29.90%	$531	34.65%	$338	51.74%
Commercial real estate	1,981	47.37	1,824	43.00	1,981	42.26	2,202	41.26	1,209	30.61
Home equity loans and lines of credit	154	7.60	177	7.72	296	7.98	287	8.57	150	8.96
Consumer loans	98	1.61	39	1.40	68	1.55	54	1.67	6	1.34
Commercial loans	2,715	15.24	2,019	14.41	3,568	18.31	972	13.85	172	7.35
Total allowance for loan losses	$5,686	100.00%	$4,625	100.00%	$6,458	100.00%	$4,046	100.00%	$1,875	100.00%

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

Index

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.  Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	At or For the Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$4,625	$6,458	$4,046	$1,875	$1,636
Provision for loan losses	2,013	3,049	2,929	307	242
Charge-offs:
Residential loans	145	202	127	24	---
Commercial real estate loans	29	540	---	58	---
Home equity loans and lines of credit	---	14	---	---	---
Consumer loans	65	27	36	34	5
Commercial loans	771	4,160	354	15	---
Total charge-offs	1,010	4,943	517	131	5
Recoveries:
Residential loans	9	3	---	---	---
Consumer loans	7	24	---	3	2
Commercial loans	42	34	---	11	---
Total Recoveries	58	61	---	14	2
Net charge-offs	952	4,882	517	117	3
Allowance obtained through merger	---	---	---	1,981	---
Balance at end of period	$5,686	$4,625	$6,458	$4,046	$1,875
Ratio of net charge-offs during the period to
average loans outstanding during the period	0.18%	0.94%	0.12%	0.03%	---%
Allowance for loan losses as a percent of loans (1)	1.07%	0.89%	1.54%	1.08%	0.94%
Allowance for loan losses as a percent of
nonperforming loans (2)	42.30%	51.42%	54.15%	346.70%	227.55%
_______________________________
(1)	Loans are presented before allowance for loan losses.
(2)	Non-performing loans consist of all loans 90 days or more past due and other loans which we have identified as presenting uncertainty with respect to the collectibility of interest or principal.

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

Index

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $43.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $59.3 million at March 31, 2011.  In addition, at March 31, 2011, we had the ability to borrow approximately $34.9 million from the Federal Home Loan Bank of Boston.  On that date, we had $39.1 million outstanding.

At March 31, 2011, we had $65.8 million in loan commitments outstanding, which included $10.5 million in undisbursed construction loans and $38.8 million in unused lines of credit.  Certificates of deposit due within one year of March 31, 2011 totaled $140.9 million, or 26.1% of total deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents our contractual obligations at March 31, 2011.

	Payments Due by Period
	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In thousands)

Long-Term Debt Obligations (1)	$43,255	$6,073	$10,234	$15,429	$11,519
Operating Lease Obligations	12,505	934	1,753	1,689	8,129
Total	$55,760	$7,007	$11,987	$17,118	$19,648
__________________
(1)	Consists of Federal Home Loan Bank advances, subordinated debentures and excludes fair value adjustment.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Investing activities:
Loan originations	$56,938	$73,608	$86,965
Loan participations purchased	10,555	51,236	13,828
Securities purchased	42,308	39,753	35,918

Financing activities:
Increase in deposits	$23,197	$98,136	$49,124
(Decrease) increase in FHLB advances	(17,747)	(9,973)	4,905
(Decrease) increase in securities sold
under agreements to repurchase	(1,794)	11,391	3,514

Capital Management.  The Bank manages its capital to maintain strong protection for depositors and creditors and is subject to various regulatory capital requirements.  The risk-based capital guidelines for the Bank include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  The Company is also subject to capital requirements on a consolidated basis.  At March 31, 2011, the Company and the Bank exceeded all of their regulatory capital

Index

requirements.  The Bank is considered “well capitalized” under regulatory guidelines.  See “Item 1. Description of Business” and Note 15 of “Notes to the Consolidated Financial Statements.”

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  A presentation of our outstanding loan commitments and unused lines of credit at March 31, 2011 and their effect on our liquidity is presented at Note 20 of the Notes to the Consolidated Financial Statements included in this annual report and under “—Risk Management—Liquidity Management.”

For the year ended March 31, 2011, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  This ASU did not have a significant impact on the Company’s financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010. For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for

Index

business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company is currently evaluating the impact of this ASU.  The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

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

Index

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

The Board of Directors
New England Bancshares, Inc.
Enfield, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
June 21, 2011

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and 2010
(Dollars In Thousands, Except Per Share Amounts)

ASSETS	2011	2010
Cash and due from banks	$8,738	$9,984
Interest-bearing demand deposits with other banks	34,865	28,998
Money market mutual funds	9	---
Total cash and cash equivalents	43,612	38,982
Interest-bearing time deposits with other banks	---	99
Investments in available-for-sale securities (at fair value)	59,268	63,979
Federal Home Loan Bank stock, at cost	4,396	4,396
Loans, net of the allowance for loan losses of $5,686 as of
March 31, 2011 and $4,625 as of March 31, 2010	526,595	515,504
Premises and equipment, net	6,245	6,916
Other real estate owned	1,496	2,846
Accrued interest receivable	2,451	2,768
Deferred income taxes, net	4,874	4,296
Cash surrender value of life insurance	10,023	9,586
Identifiable intangible assets	1,287	1,704
Goodwill	16,783	16,783
Other assets	5,014	7,200
Total assets	$682,044	$675,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$59,787	$53,091
Interest-bearing	480,982	464,481
Total deposits	540,769	517,572
Advanced payments by borrowers for taxes and insurance	1,400	1,171
Federal Home Loan Bank advances	39,113	56,860
Subordinated debentures	3,918	3,910
Securities sold under agreements to repurchase	21,666	23,460
Other liabilities	4,487	4,179
Total liabilities	611,353	607,152
Stockholders’ equity:
Preferred stock, Par value $0.01 per share; 1,000,000 shares
authorized; none issued	---	---
Common stock, par value $.01 per share; 19,000,000 shares
authorized; 6,938,087 shares issued as of March 31, 2011 and 2010	69	69
Paid-in capital	59,876	59,786
Retained earnings	20,091	17,530
Unearned ESOP shares, 181,515 shares as of March 31, 2011 and
215,407 shares as of March 31, 2010	(1,714)	(1,952)
Unearned shares, stock-based incentive plans, 35,984 shares
as of March 31, 2011and 46,621 as of March 31, 2010	(386)	(522)
Treasury stock, 781,411 shares as of March 31, 2011 and 763,798 shares
as of March 31, 2010	(7,431)	(7,302)
Accumulated other comprehensive income	186	298
Total stockholders’ equity	70,691	67,907
Total liabilities and stockholders’ equity	$682,044	$675,059

The accompanying notes are an integral part of these consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31, 2011 and 2010
(Dollars In Thousands, Except Per Share Amounts)

	2011	2010
Interest and dividend income:
Interest and fees on loans	$30,496	$28,867
Interest on debt securities:
Taxable	1,757	2,634
Tax-exempt	683	571
Interest on federal funds sold, interest-bearing deposits and dividends	123	295
Total interest and dividend income	33,059	32,367
Interest expense:
Interest on deposits	8,748	10,495
Interest on advanced payments by borrowers for taxes and insurance	15	15
Interest on Federal Home Loan Bank advances	1,827	2,568
Interest on subordinated debentures	168	273
Interest on securities sold under agreements to repurchase	261	190
Total interest expense	11,019	13,541
Net interest and dividend income	22,040	18,826
Provision for loan losses	2,013	3,049
Net interest and dividend income after provision for loan losses	20,027	15,777
Noninterest income:
Service charges on deposit accounts	1,321	1,211
Gain on sales and calls of securities, net	327	871
Gain on sales of loans	306	8
Increase in cash surrender value of life insurance policies	367	375
Impairment loss on securities (includes total losses in 2010 of $52, net
of $0 recognized in other comprehensive income (loss), pretax)	---	(52)
Other income	205	532
Total noninterest income	2,526	2,945
Noninterest expense:
Salaries and employee benefits	8,585	7,707
Occupancy and equipment expense	3,358	3,216
Advertising and promotion	282	140
Professional fees	594	839
Data processing expense	675	666
FDIC insurance assessment	944	1,149
Stationery and supplies	213	315
Amortization of identifiable intangible assets	417	461
Write-down of other real estate owned	524	88
Other real estate owned	177	92
Other expense	2,008	2,161
Total noninterest expense	17,777	16,834
Income before income taxes	4,776	1,888
Income tax expense	1,622	212
Net income	$3,154	$1,676

Earnings per share:
Basic	$0.53	$0.28
Diluted	$0.53	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2011 and 2010

(Dollars In Thousands, Except Per Share Amounts)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned Shares Stock-Based Incentive Plans	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, March 31, 2009	$64	$56,551	$16,329	$(2,190)	$(659)	$(5,742)	$(399)	$63,954
Issuance of stock for merger	5	3,175	--	--	--	--	--	3,180
ESOP shares released	--	(35)	--	238	--	--	--	203
Compensation cost for stock-based incentive plans	--	95	--	--	137	--	--	232
Dividends paid ($0.08 per share)	--	--	(475)	--	--	--	--	(475)
Treasury stock purchases	--	--	--	--	--	(1,560)	--	(1,560)
Comprehensive income:
Net income	--	--	1,676	--	--	--	--	--
Other comprehensive income, net of tax effect	--	--	--	--	--	--	697	--
Comprehensive income	--	--	--	--	--	--	--	2,373
Balance, March 31, 2010	69	59,786	17,530	(1,952)	(522)	(7,302)	298	67,907
ESOP shares released	--	4	--	238	--	--	--	242
Compensation cost for stock-based incentive plans	--	86	--	--	136	--	--	222
Dividends paid ($0.10 per share)	--	--	(593)	--	--	--	--	(593)
Treasury stock purchases	--	--	--	--	--	(129)	--	(129)
Comprehensive income:
Net income	--	--	3,154	--	--	--	--	--
Other comprehensive loss, net of tax effect	--	--	--	--	--	--	(112)	--
Comprehensive income	--	--	--	--	--	--	--	3,042
Balance, March 31, 2011	$69	$59,876	$20,091	$(1,714)	$(386)	$(7,431)	$186	$70,691

The accompanying notes are an integral part of these consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011 and 2010
(In Thousands)

	2011	2010
Cash flows from operating activities:
Net income	$3,154	$1,676
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of fair value adjustments	(330)	(672)
Accretion of securities, net	(16)	(120)
Gain on sales and calls of securities, net	(327)	(871)
Writedown of available-for-sale securities	---	52
Provision for loan losses	2,013	3,049
Change in deferred loan origination costs	(696)	(82)
Gain on sales of loans, net	(89)	(8)
Writedown of other real estate owned	524	88
Loss (gain) on sale of other real estate owned	40	(34)
Depreciation and amortization	841	942
Loss on disposal of fixed assets	11	---
Decrease (increase) in accrued interest receivable	317	(208)
Deferred income tax (benefit) expense	(511)	1,241
Increase in cash surrender value life insurance policies	(367)	(375)
Decrease (increase) in prepaid expenses and other assets	3,419	(5,228)
Amortization of identifiable intangible assets	417	461
Decrease in accrued expenses and other liabilities	(220)	(131)
Compensation cost for stock-based incentive plan	222	232
ESOP shares released	274	194

Net cash provided by operating activities	8,676	206

Cash flows from investing activities:
Proceeds from maturities of interest-bearing time deposits with other banks	99	---
Purchases of available-for-sale securities	(41,309)	(40,468)
Proceeds from sales of available-for-sale securities	21,054	23,785
Proceeds from maturities of available-for-sale securities	25,626	29,556
Purchases of Federal Home Loan Bank stock	---	(35)
Cash and cash equivalents acquired from Apple Valley Bank, net of cash paid
to shareholders	---	10,288
Loan originations and principal collections, net	(8,207)	3,556
Purchases of loans	(10,555)	(51,236)
Loans sold	5,651	---
Recoveries of loans previously charged off	58	61
Proceeds from sales of other real estate owned	361	688
Capital expenditures of other real estate owned	---	(9)
Capital expenditures	(166)	(288)
Proceeds from sales/disposals of fixed assets	---	18
Investment in life insurance policies	(70)	---

Net cash used in investing activities	(7,458)	(24,084)

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011 and 2010
(In Thousands)
(continued)

	2011		2010
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts		23,360	26,357
Net increase (decrease) in time deposits		90	(4,146)
Net increase (decrease) in advanced payments by borrowers for taxes and insurance		229	(162)
Proceeds from Federal Home Loan Bank long-term advances		14,298	2,000
Principal payments on Federal Home Loan Bank long-term advances		(32,049)	(11,978)
Net (decrease) increase in securities sold under agreements to repurchase		(1,794)	11,391
Purchase of treasury stock		(129)	(1,560)
Payments of cash dividends on common stock		(593)	(475)

Net cash provided by financing activities		3,412	21,427

Net increase (decrease) in cash and cash equivalents		4,630	(2,451)
Cash and cash equivalents at beginning of year		38,982	41,433
Cash and cash equivalents at end of year		$43,612	$38,982

Supplemental disclosures:
Interest paid		$11,228	$13,437
Income taxes paid (received)		1,069	(749)
Reclass from other assets to available-for-sale securities		---	671
Increase (decrease) in due to broker		500	(715)
Loans transferred to other real estate owned		1,303	3,178
Other real estate owned transferred to other assets		1,248	---
Other real estate owned transferred to loans		480	---

Acquisition of Apple Valley Bank and Trust:
Assets acquired:
Cash and cash equivalents	$	---	$13,220
Investments in available-for-sale securities		---	3,004
Federal Home Loan Bank stock, at cost		---	465
Loans, net of allowance for loan losses		---	60,233
Premises and equipment, net		---	1,598
Other real estate owned		---	260
Accrued interest receivable		---	239
Deferred income taxes, net		---	2,209
Other assets		---	92
Total assets acquired		---	81,320

Liabilities assumed:
Deposits		---	76,380
Advanced payments by borrowers for taxes and insurance		---	380
Other liabilities		---	530
Total liabilities assumed		---	77,290
Net assets acquired		---	4,030
Acquisition costs		---	6,112
Goodwill	$	---	$2,082

The accompanying notes are an integral part of these consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2011 and 2010

NOTE 1 - NATURE OF OPERATIONS

New England Bancshares, Inc. (“New England Bancshares,” or the “Company”) is a Maryland corporation and the bank holding company for New England Bank (the “Bank”).  The principal asset of the Company is its investment in the Bank with branches in Hartford, Tolland and New Haven Counties.  The Bank, incorporated in 1999, is a Connecticut chartered commercial bank headquartered in Enfield, Connecticut.  The Bank’s deposits are insured by the FDIC.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits primarily in residential real estate loans, commercial real estate loans, and commercial loans, and to a lesser extent, home equity loans and lines of credit and consumer loans.

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

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks and money market mutual funds.  Cash and due from banks as of March 31, 2011 and 2010 includes $2.3 million and $1.7 million, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

Index

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

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis.  If either condition is met, the Company will recognize a full impairment charge to earnings.  For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank (FHLB), the Company is required to invest in $100 par value stock of FHLB.  The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement.  The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000.  The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities.  The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts.  Management evaluates the Company’s investment in FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.  Based on its most recent analysis of the FHLB of Boston as of March 31, 2011 management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.

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

Loan origination, commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield by the interest method.  Deferred amounts are

Index

recognized for fixed rate loans over the contractual life of the related loans.  If the loan’s stated interest rate varies with changes in an index or rate, the effective yield used by the Bank for amortization is the index or rate that is in effect at the inception of the loan.  Home equity line deferred fees are recognized using the straight-line method over the period the home equity line is active, assuming that borrowings are outstanding for the maximum term provided in the contract.

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

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.  Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible.  When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate.  Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate:   The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Index

Commercial real estate:  Loans in this segment are primarily income-producing properties throughout Connecticut.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.  Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Home equity loans and lines of credit:  Loans in this segment primarily include first and second mortgages on residential real estate and have maturities up to 15 years.  The risks for this category are similar to the risks in the residential real estate category.

Commercial loans:  Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans:  Loans in this segment are secured by non-real estate collateral, which includes mobile homes, vehicles and deposit accounts.  To a lesser extent the Bank makes unsecured loans and repayment is dependent on the credit quality of the individual borrower.

Allocated Component:

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Index

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

EARNINGS PER SHARE (“EPS”):

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company had 155,664 and 276,990 anti-dilutive shares at March 31, 2011 and 2010, respectively.  Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value for the same period.  Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

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

Index

STOCK-BASED COMPENSATION:

At March 31, 2011, the Company has two stock-based incentive plans which are described more fully in
Note 13; the Company accounts for the plans under ASC 718-10, “Compensation - Stock Compensation - Overall.”  During the year ended March 31, 2011 and 2010, $248,000 and $232,000, respectively in stock-based employee compensation was recognized.

ADVERTISING COSTS:

It is the Company’s policy to expense advertising costs as incurred.  Advertising and promotion expense is shown as a separate line item in the consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  This ASU did not have a significant impact on the Company’s financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010. For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro

Index

forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company is currently evaluating the impact of this ASU.  The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows as of March 31:

	Amortized Cost	Gross Unrealized	Gross Unrealized	Fair
	Basis	Gains	Losses	Value
(In Thousands)
March 31, 2011:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations and
agencies	$7,355	$25	$48	$7,332
Debt securities issued by states of the United
States and political subdivisions of the states	19,372	83	688	18,767
Mortgage-backed securities	32,236	1,169	236	33,169
Marketable equity securities	9	---	---	9
	58,972	1,277	972	59,277
Money market mutual funds included in
cash and cash equivalents	(9)	---	---	(9)
	$58,963	$1,277	$972	$59,268

March 31, 2010:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations and
agencies	$8,833	$130	$7	$8,956
Debt securities issued by states of the United
States and political subdivisions of the states	15,670	115	512	15,273
Mortgage-backed securities	38,988	1,233	471	39,750
	$63,491	$1,478	$990	$63,979

Index

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2011:

Fair Value
(In Thousands)
Due in less than one year	$ ---
Due after one year through five years	1,357
Due after five years through ten years	1,854
Due after ten years	22,888
Mortgage-backed securities	33,169
$59,268

Proceeds from sales of available-for-sale securities for the year ended March 31, 2011 were $21.1 million.  Gross realized gains and losses on those sales amounted to $290,000 and $7,000, respectively.  Proceeds from sales of available-for-sale securities for the year ended March 31, 2010 were $23.8 million.  Gross realized gains on those sales amounted to $854,000 and no gross realized losses were recognized.  The tax expense applicable to these net realized gains in the years ended March 31, 2011 and 2010 amounted to $112,000 and $80,000, respectively.

As of March 31, 2011 and 2010, securities with carrying amounts of $33.6 million and $28.8 million, respectively, were pledged to secure securities sold under agreements to repurchase.

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
	(In Thousands)
March 31, 2011:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations
and agencies	$3,000	$48	$	---	$	---	$3,000	$48
Debt securities issued by states of the United States
and political subdivisions of the states	8,950	352		3,313		336	12,263	688
Mortgage-backed securities	2,446	15		1,123		117	3,569	132
Total temporarily impaired securities	14,396	415		4,436		453	18,832	868
Other-than-temporarily impaired securities
Mortgage-backed securities	---	---		384		104	384	104
Total temporarily impaired and
other-than-temporarily impaired
securities	$14,396	$415		$4,820		$557	$19,216	$972

March 31, 2010:
Debt securities issued by the U.S. Treasury
and other U.S. government corporations
and agencies	$1,384	$7	$	---	$	---	$1,384	$7
Debt securities issued by states of the United States
and political subdivisions of the states	2,467	34		6,055		478	8,522	512
Mortgage-backed securities	2,561	26		2,087		342	4,648	368
Total temporarily impaired securities	6,412	67		8,142		820	14,554	887
Other-than-temporarily impaired securities
Mortgage-backed securities	---	---		325		103	325	103
Total temporarily impaired and
other-than-temporarily impaired
securities	$6,412	$67		$8,467		$923	$14,879	$990

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2011 and determined the decline in fair value below amortized cost to be temporary.  In making this

Index

determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is evaluated for other-than-temporary impairment in accordance with ASC 320-10, “Investment - Debt and Equity Securities.”

 The following table summarizes other-than-temporary impairment losses on non-agency mortgage backed securities for the years ended March 31:

	2011		2010
	(In Thousands)
Total other-than-temporary
impairment losses	$	---	$52
Less: unrealized other-than-temporary
Losses recognized in other comprehensive
loss (1)		---	---

Net impairment losses recognized in earnings (2)	$	---	$52

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)  Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the years ended March 31 are as follows:

	2011	2010
	Total	Total
	(In Thousands)
Balance, April 1	$63	$11
Additions for the credit component on debt securities
in which other-than-temporary impairment was
not previously recognized	---	52
Balance, March 31	$63	$63

Index

For the year ended March 31, 2011 and 2010, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present values of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows:

	Weighted	Range
March 31, 2011	Average	Minimum	Maximum
Prepayment rates	14.9%	5.4%	20.6%
Default rates	5.3	0.3	9.9
Loss severity	57.4	39.9	67.0

March 31, 2010
Prepayment rates	16.0%	5.8%	22.4%
Default rates	5.0	0.2	15.4
Loss severity	40.7	25.0	59.6

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

	2011	2010
(In Thousands)

Residential real estate	$149,740	$174,004
Commercial real estate	251,743	223,567
Home equity loans	40,364	40,157
Consumer loans	8,581	7,293
Commercial loans	80,967	74,918
	531,395	519,939
Deferred loan origination costs, net	886	190
Allowance for loan losses	(5,686)	(4,625)
Loans, net	$526,595	$515,504

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended March 31, 2011.  Total loans to such persons and their companies amounted to $4.4 million as of March 31, 2011.  During the year ended March 31, 2011, principal payments totaled $1.0 million and principal advances amounted to $393,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

	2011	2010
	(In Thousands)
Balance at beginning of period	$4,625	$6,458
Provision for loan losses	2,013	3,049
Loan charge-offs	(1,010)	(4,943)
Recoveries of loans previously charged off	58	61
Balance at end of period	$5,686	$4,625

Index

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2011:

	Individually Evaluated for	Collectively Evaluated for
	Impairment	Impairment	Total
	(In Thousands)
Allowance for loan losses:
Residential real estate	$361	$377	$738
Commercial real estate	634	1,347	1,981
Home equity loans	---	154	154
Consumer loans	35	64	99
Commercial loans	667	2,047	2,714
Total allowance for loan losses	$1,697	$3,989	$5,686

Loan balances:
Residential real estate	$5,204	$144,536	$149,740
Commercial real estate	16,185	235,558	251,743
Home equity loans	184	40,180	40,364
Consumer loans	166	8,415	8,581
Commercial loans	4,954	76,013	80,967
Total loan balances	$26,693	$504,702	$531,395

The following table provides information about delinquencies and nonaccrual loans in our loan portfolio as March 31, 2011:

	30-59 Days	60-89 Days	Greater Than 90 Days	Total Past Due	Greater Than 90 Days and Accruing	Nonaccrual loans
	(Dollars in Thousands)

Residential real estate	$757	$967	$2,772	$4,496	$214	$4,429
Commercial real estate	2,376	4,733	2,223	9,332	---	5,461
Home equity loans	533	---	89	622	---	184
Consumer loans	4	10	162	176	---	165
Commercial loans	812	1,510	2,069	4,391	---	3,203
Total	$4,482	$7,220	$7,315	$19,017	$214	$13,442

At March 31, 2010 the Company had $9.0 million in nonaccrual loans and there were no loans accruing past due 90 days or more.

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

Index

The following table shows the risk rating grade of the loan portfolio broken-out by type as of March 31, 2011:

	Real Estate Loans
Grade:	Residential	Home Equity	Commercial	Consumer	Commercial	Total
Pass	$144,536	$40,180	$228,171	$8,415	$71,980	$493,282
Special mention	---	---	7,387	---	4,033	11,420
Substandard	5,204	184	16,185	166	4,954	26,693
Doubtful	---	---	---	---	---	---
Loss	---	---	---	---	---	---
Total	$149,740	$40,364	$251,743	$8,581	$80,967	$531,395

Information about loans that met the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurements,” was as follows as of March 31, 2011:

With no related allowance recorded:	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
Residential real estate:
1-4 family	$1,997	$2,011	$	---	$2,509	$166
Home equity loans	184	184		---	92	6
Commercial real estate	2,458	2,466		---	3,664	286
Consumer loans	53	48		---	20	1
Commercial loans	1,707	1,779		---	858	11
Total impaired with no related
allowance recorded	$6,399	$6,488	$	---	$7,143	$470

With an allowance recorded:
Residential real estate:
1-4 family	$2,959	$3,011		$361	$1,894	$39
Home equity loans	---	---		---	17	2
Commercial real estate	5,509	5,576		634	2,190	52
Consumer loans	128	118		35	40	1
Commercial loans	1,899	1,951		667	1,352	45
Total impaired with an
allowance recorded	$10,495	$10,656		$1,697	$5,493	$139

Total:
Residential real estate:
1-4 family	$4,956	$5,022		$361	$4,403	$205
Home equity loans	184	184		---	109	8
Commercial real estate	7,967	8,042		634	5,854	338
Consumer loans	181	166		35	60	2
Commercial loans	3,606	3,730		667	2,210	56
Total impaired loans	$16,894	$17,144		$1,697	$12,636	$609

Index

The following table summarizes the information as of March 31, 2010:

	Recorded Investment In Impaired	Related Allowance For Credit
	Loans	Losses
	(In Thousands)
Loans for which there is a related allowance for credit losses	$3,518	$1,050

Loans for which there is no related allowance for credit losses	4,460	---

Totals	$7,978	$1,050

Average recorded investment in impaired loans during the
year ended March 31	$8,671

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

Total recognized	$228
Amount recognized using a cash-basis method
of accounting	$208

NOTE 5 - PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment as of March 31:

	2011	2010
	(In Thousands)
Land	$1,163	$1,163
Buildings and building improvements	3,679	3,679
Furniture, fixtures and equipment	2,344	3,079
Leasehold improvements	2,591	2,589
	9,777	10,510
Accumulated depreciation and amortization	(3,532)	(3,594)
	$6,245	$6,916

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2011 and 2010 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(In Thousands)
Balance, March 31, 2009	$14,701	$2,165
Additional due to merger	2,082	---
Amortization expense	---	(461)
Balance, March 31, 2010	16,783	1,704
Amortization expense	---	(417)
Balance, March 31, 2011	$16,783	$1,287

Index

Estimated annual amortization expense of identifiable intangible assets is as follows:

(In Thousands)
Years Ended March 31,
2012	372
2013	327
2014	260
2015	149
2016	104
Thereafter	75
Total	$1,287

A summary of acquired identifiable intangible assets is as follows as of March 31, 2011:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In Thousands)
Core deposit intangibles	$3,345	$(2,058)	$1,287

There was no impairment of goodwill or core deposit intangibles recorded in fiscal years 2011 and 2010 based on valuations at March 31, 2011 and 2010.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $101.3 million and $95.8 million as of March 31, 2011 and 2010, respectively.  All deposits are insured up to $250,000.

For time deposits as of March 31, 2011, the scheduled maturities for each of the following five years ended
March 31, are:

(In Thousands)
2012	$140,944
2013	62,316
2014	36,318
2015	20,935
2016	25,824
Total	$286,337

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the “FHLB”).

Maturities of advances from the FHLB for the years ending after March 31, 2011 are summarized as follows:

(In Thousands)
2012	$6,073
2013	3,834
2014	6,399
2015	7,617
2016	7,812
Thereafter	7,394
Fair value adjustment	(16)
$39,113

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.  As of March 31, 2011, the Company has two advances which the FHLB has the option of calling as of the put date, and quarterly thereafter:

Index

Amount	Maturity Date	Put Date	Interest Rate
(In Thousands)
$5,000	August 1, 2016	May 2, 2011	4.89%
2,000	September 2, 2014	May 31, 2011	3.89

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2011, the interest rates on FHLB advances ranged from 1.64% to 4.97%.  At March 31, 2011, the weighted average interest rate on FHLB advances was 3.22%.

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

Capital Securities accrue and pay distributions quarterly at a variable annual rate equal to the 3 month LIBOR plus 1.90%.  The rate for the quarterly period February 23, 2011 to May 22, 2011 equated to 2.21%.  First Valley Bancorp fully and unconditionally guaranteed all of the obligations of the Trust, which are now guaranteed by the Company.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities, but only to the extent that Trust I has funds necessary to make these payments.

Capital Securities are mandatorily redeemable upon the maturing of Debentures on August 23, 2035 or upon earlier redemption as provided in the Indenture.  The Company has the right to redeem Debentures, in whole or in part at the liquidation amount plus any accrued but unpaid interest to the redemption date.

The trust and guaranty provide for the binding of any successors in the event of a merger, as is the case in the merger of First Valley Bancorp and the Company.  The Company has assumed the obligations of First Valley Bancorp in regards to the subordinated debentures due to the acquisition of First Valley Bancorp by the Company.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of March 31, 2011 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings.  The securities consisted of U.S. Agencies and mortgage-backed securities.  The securities were held in the Company’s safekeeping account under the control of the Company and pledged to the purchasers of the securities.  The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

Index

NOTE 11 - INCOME TAXES

The components of income tax expense are as follows for the years ended March 31:

	2011	2010
	(In Thousands)
Current:
Federal	$1,788	$(1,028)
State	345	(1)
	2,133	(1,029)

Deferred:
Federal	(536)	1,424
State	25	144
Change in valuation allowance	---	(327)
	(511)	1,241
Total income tax expense	$1,622	$212

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:

	2011	2010
Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
Nontaxable interest income	(4.9)	(10.2)
Nontaxable life insurance income	(2.7)	(6.6)
Excess book basis of Employee Stock Ownership Plan	0.4	0.3
Merger related expenses	---	4.0
Other adjustments	2.1	2.0
Change in valuation allowance	---	(17.3)
State tax, net of federal tax benefit	5.1	5.0
Effective tax rates	34.0%	11.2%

Index

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

	2011	2010
	(In Thousands)
Deferred tax assets:
Excess of allowance for loan losses over tax bad debt reserve	$2,183	$1,750
Deferred loan origination fees	21	178
Write-down of investment securities	24	24
Premises and equipment, principally due to differences in depreciation	282	188
Deferred compensation	1,018	909
Unrecognized director fee plan benefits	---	2
Capital loss carryforward	107	107
Net operating loss carryforward	1,320	1,488
Other	725	617
Gross deferred tax assets	5,680	5,263
Valuation allowance	(107)	(107)
Gross deferred tax assets, net of valuation allowance	5,573	5,156

Deferred tax liabilities:
Net mark-to-market adjustments	(574)	(666)
Net unrealized holding gain on available-for-sale securities	(120)	(189)
Other	(5)	(5)
Gross deferred tax liabilities	(699)	(860)
Net deferred tax asset	$4,874	$4,296

Based on the Company’s historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2011.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes.  This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction.  Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances.  Therefore, a deferred tax liability has not been provided for this temporary difference.  The Company’s pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million.  The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2011.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of March 31, 2011 and 2010, there was no material uncertain tax positions related to federal and state tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended March 31, 2008 through March 31, 2011.

NOTE 12 - BENEFIT PLANS

The Bank has a non-contributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees.  The Bank contributed $155,000 and $49,000 to the plan during the years ended March 31, 2011 and 2010, respectively.  The Bank’s plan is part of a multi-employer plan for which detail as to the Bank’s relative position is not readily determinable.  Effective January 1, 2006, the Bank excluded from membership in the plan those employees hired on or after January 1, 2006.  Effective February 1, 2007, the Bank ceased benefit accruals under the plan.

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

Index

The following table sets forth information about the Plan as of March 31:

	2011	2010
	(In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$151	$157
Service cost	4	3
Interest cost	8	9
Benefits paid	(18)	(18)
Benefit obligation at end of year	145	151
Plan assets	---	---
Funded status	$(145)	$(151)

Amounts recognized in accumulated other comprehensive income, before tax effect, consist of the following as of March 31:

	2011	2010
	(In Thousands)
Unrecognized net actuarial loss	$1	$2
Unrecognized prior service cost	1	4
	$2	$6

The accumulated benefit obligation for the Plan was $145,000 and $151,000 at March 31, 2011 and 2010, respectively.

	2011	2010
	(In Thousands)
Components of net periodic cost:
Service cost	$4	$3
Interest cost	8	9
Unrecognized net loss	1	2
Unrecognized prior service cost recognized	3	4
Net periodic pension cost	16	18

Other changes in benefit obligations recognized in other comprehensive income (loss):
Unrecognized net loss	(1)	(2)
Prior service cost	(3)	(4)
Total recognized in other comprehensive income (loss)	(4)	(6)
Total recognized in net periodic pension cost and
other comprehensive income (loss)	$12	$12

The estimated unrecognized net actuarial loss and prior service cost that will be accreted from accumulated other comprehensive income (loss) into net periodic benefit cost over the year ended March 31, 2012 is $1,000 and $---, respectively.

The discount rate used in determining the projected benefit obligation and net periodic benefit cost was 6.0% as of and for the years ended March 31, 2011 and 2010.

Index

Estimated future benefit payments are as follows for the years ended March 31:

(In Thousands)
2012	$18
2013	18
2014	18
2015	18
2016	18
2017-2021	78

The Bank sponsors a 401(k) Plan whereby the Bank matches 50% of the first 6% of employee contributions.  During the years ended March 31, 2011 and 2010, the Bank contributed $124,000 and $107,000, respectively, under this plan.

The Bank has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Bank.  The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 240 months.  Following the initial 240 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Bank has acquired as an informal funding source for its obligation to the President.  The income recorded on the life insurance policies amounted to $367,000 and $375,000 for the years ended March 31, 2011 and 2010, respectively.  A periodic amount is being expensed and accrued to a liability reserve account during the President’s active employment so that the full present value of the promised benefit will be expensed at his retirement.  The expense of this plan to the Bank for the years ended March 31, 2011 and 2010 was $309,000 and $291,000, respectively.  The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2011 and 2010 in the amounts of $1.9 million and $1.6 million, respectively.

The Bank formed a Rabbi Trust for the Executive Supplemental Retirement Plan.  The Trust’s assets consist of split dollar life insurance policies.  The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets.  As of March 31, 2011 and 2010, total assets in the Rabbi Trust were $4.7 million and $4.5 million, respectively.

The Bank adopted the New England Bank Supplemental Executive Retirement Plan (SERP), effective June 4, 2002.  The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans.  The Board of Directors has designated the President to participate in the Plan.  The expense of this plan to the Bank for the years ending March 31, 2011 and 2010 is $6,000 and $9,000, respectively.

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

In 2009, the Company adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plan - Other Postretirement,” and recognized a liability for the Company’s future postretirement benefit obligations under the President’s endorsement split-dollar life insurance arrangement.  The Company recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $74,000.  The total liability for the arrangements included in other liabilities was $98,000 and $101,000 at March 31, 2011 and 2010, respectively.  The Company recognized $3,000 of income under this arrangement for fiscal year 2011 and $14,000 of expense for fiscal year 2010.

Index

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2011 and 2010.

	2011	2010
Dividend yield	1.10%	1.24%
Expected life	10 years	10 years
Expected volatility	39.4%	31.0%
Risk-free interest rate	3.74%	3.29%

A summary of the status of the Plans as of March 31, 2011 and 2010 and changes during the years then ended is presented below:

	2011		2010
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	336,416	$8.90	333,416	$8.96
Granted	17,000	8.70	5,000	6.46
Exercised	---	---	---	---
Forfeited	(2,000)	9.90	(2,000)	12.84
Outstanding at end of year	351,416	$8.88	336,416	$8.90

Options exercisable at year-end	302,303		276,990
Weighted-average fair value of options
granted during the year	$4.07		$2.51

Index

The following table summarizes information about stock options outstanding as of March 31, 2011:

Options Outstanding			Options Exercisable
Number Outstanding as of 3/31/11	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 3/31/11	Weighted-Average Exercise Price
1
180,752	1.9 years	$6.40	180,752	$6.40
25,101	3.1 years	8.17	25,101	8.17
2,000	4.9 years	10.81	2,000	10.81
104,563	5.4 years	12.84	83,650	12.84
15,000	6.1 years	13.29	9,000	13.29
2,000	7.4 years	8.25	800	8.25
5,000	8.5 years	6.46	1,000	6.46
10,000	9.0 years	7.84	---	---
7,000	9.9 years	9.93	---	---
351,416	3.7 years	$8.88	302,303	$8.57

Under the 2003 and 2006 Plans, common stock of the Company may be granted at no cost to employees and outside directors of the Company.  Plan participants are entitled to cash dividends and to vote such shares.  Such shares vest in five equal annual installments.  Upon issuance of shares of restricted stock under the Plans, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year vesting period.  In February 2003, 86,251 shares were awarded under the 2003 Plan and in September 2006, 53,189 shares were awarded under the 2006 Plan.  The awards vest in installments over five years.  The compensation cost that has been charged against income for the granting of stock awards under the plan was $136,000 and $137,000 for the years ended March 31, 2011 and 2010, respectively.

Upon a change in control as defined in the 2003 and 2006 Plans, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and further restrictions lapse.

As of March 31, 2011, there was $119,000 of unrecognized compensation cost related to unvested stock options granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.80 years.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP.  On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company (174,768 as adjusted for the 2.3683 share exchange).  To fund the purchases, the ESOP borrowed $738,000 from the Company.  The borrowing is currently at an interest rate of 4.75% and is to be repaid in equal annual installments through December 31, 2011.  In fiscal 2006, the ESOP purchased 246,068 shares of common stock in the second-step conversion with a $2.5 million loan from the Company, which has a 15 year term at an interest rate of 7.25%.  Dividends paid on unreleased shares are used to reduce the principal balance of the loan.  The collateral for the borrowing is the common stock of the Company purchased by the ESOP.  Contributions by the Bank to the ESOP are discretionary; however, the Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt.  The shares of stock of the Company are held in a suspense account until released for allocation among participants.  The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant’s compensation for the year of allocation compared to all other participants.  As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes.  The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet.  ESOP expense for the years ended March 31, 2011 and 2010 was $274,000 and $194,000, respectively.

Index

The ESOP shares as of March 31 were as follows:

	2011	2010
Allocated shares	191,147	158,441
Unreleased shares	181,515	215,407
Total ESOP shares	372,662	373,848

Fair value of unreleased shares	$1,757,065	$1,634,939

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2011 and 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of March 31, 2011:

Total Capital (to Risk Weighted Assets)	$58,120	12.08%	$38,504	> 8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,434	10.89	19,252	> 4.0	N/A	N/A
Tier 1 Capital (to Average Assets)	52,434	7.99	26,264	> 4.0	N/A	N/A

As of March 31, 2010:

Total Capital (to Risk Weighted Assets)	$52,200	11.12%	$37,544	> 8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	47,575	10.14	18,772	> 4.0	N/A	N/A
Tier 1 Capital (to Average Assets)	47,575	7.33	25,959	> 4.0	N/A	N/A

Index

The New England Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of March 31, 2011:

Total Capital (to Risk Weighted Assets)	$58,379	12.13%	$38,504	> 8.0%	$48,130	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	52,693	10.95	19,252	> 4.0	28,878	> 6.0
Tier 1 Capital (to Average Assets)	52,693	8.02	26,264	> 4.0	32,831	> 5.0

As of March 31, 2010:

Total Capital (to Risk Weighted Assets)	$52,148	11.14%	$37,442	> 8.0%	$46,803	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	47,523	10.15	18,721	> 4.0	28,082	> 6.0
Tier 1 Capital (to Average Assets)	47,523	7.34	25,912	> 4.0	32,390	> 5.0

NOTE 16 - EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income are as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In Thousands)
Year ended March 31, 2011
Basic EPS
Net income	$3,154	---
Dividends and undistributed earnings allocated
to unvested shares	(6)	---
Net income and income available to common stockholders	3,148	5,917,961	$0.53
Effect of dilutive securities options	---	37,706
Diluted EPS
Income available to common stockholders and
assumed conversions	$3,148	5,955,667	$0.53

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In Thousands)
Year ended March 31, 2010
Basic EPS
Net income	$1,676	---
Dividends and undistributed earnings allocated
to unvested shares	(6)	---
Net income and income available to common stockholders	1,670	5,938,924	$0.28
Effect of dilutive securities options	---	---
Diluted EPS
Income available to common stockholders and
assumed conversions	$1,670	5,938,924	$0.28

Index

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2012 and 2031.  The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2011:

Year Ended March 31	(In Thousands)
2012	$934
2013	898
2014	855
2015	852
2016	837
Thereafter	8,129
Total minimum lease payments	$12,505

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index.  Certain leases contain options to extend for periods from one to five years.  The total rental expense amounted to $1.1 million and $1.0 million for the years ended March 31, 2011 and 2010, respectively.

NOTE 18 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2011 and 2010.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended March 31, 2011.

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

Index

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

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  For level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.  Other real estate owned values are reported based on management estimates.

The following summarizes assets measured at fair value on a recurring basis for the period ending March 31:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2011:
Securities available-for-sale	$59,268	$4,459	$54,809	$	---

March 31, 2010:
Securities available-for-sale	$63,979	$3,155	$60,824	$	---

Index

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2011 and 2010, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
	Total	Level 1		Level 2		Level 3
March 31, 2011:
Impaired loans	$8,776	$	---	$	---	$8,776
Other real estate owned	522		---		---	522
Total	$9,298	$	---	$	---	$9,298

March 31, 2010:
Impaired loans	$2,468	$	---	$	---	$2,468
Other real estate owned	2,149		---		---	2,149
Total	$4,617	$	---	$	---	$4,617

		Fair Value Measurements Using Significant Unobservable Inputs Level 3
	Other Real Estate Owned	Impaired Loans	Totals
Beginning balance March 31, 2010	$2,149	$2,468	$4,617
Total losses	(264)	---	(264)
Transfers in and/or out of Level 3	(1,363)	6,308	4,945
Ending balance, March 31, 2011	$522	$8,776	$9,298

The following are carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$43,612	$43,612	$38,982	$38,982
Interest-bearing time deposits with other banks	---	---	99	99
Available-for-sale securities	59,268	59,268	63,979	63,979
Federal Home Loan Bank stock	4,396	4,396	4,396	4,396
Loans, net	526,595	529,609	515,504	518,387
Accrued interest receivable	2,451	2,451	2,768	2,768

Financial liabilities:
Deposits	540,769	545,607	517,572	521,382
Advanced payments by borrowers for taxes and insurance	1,400	1,400	1,171	1,171
FHLB advances	39,113	40,554	56,860	59,041
Securities sold under agreements to repurchase	21,666	21,668	23,460	23,465
Subordinated debentures	3,918	1,371	3,910	1,390
Due to broker	500	500	---	---

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except for due to broker which is included in other liabilities.  Accounting policies related to financial instruments are described in Note 2.

Index

NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the years ended March 31, 2011 and 2010 are as follows:

	March 31, 2011
	Before Tax	Tax	Net of Tax
	Amount	Effects	Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$144	$(58)	$86
Reclassification adjustment for realized gains in net income	(327)	127	(200)
Other comprehensive benefit – director fee continuation plan	4	(2)	2
Total	$(179)	$67	$(112)

	March 31, 2010
	Before Tax	Tax	Net of Tax
	Amount	Effects	Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$1,951	$(523)	$1,428
Reclassification adjustment for realized gains in net income	(819)	84	(735)
Other comprehensive benefit – director fee continuation plan	6	(2)	4
Total	$1,138	$(441)	$697

Accumulated other comprehensive income consists of the following as of March 31:

	2011	2010
	(In thousands)

Net unrealized holding gains on available-for-sale securities, net of taxes (1)	$185	$299
Unrecognized director fee plan benefits, net of tax	1	(1)
Total	$186	$298

(1)  The March 31, 2011 and 2010 ending balance includes $104,000 and $103,000, respectively of unrealized losses in which other-than-temporary impairment has been recognized.

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

Index

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of March 31, 2011 and 2010, the maximum potential amount of the Company’s obligation was $3.0 million and $1.8 million, respectively, for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of
March 31:

	2011	2010
	(In Thousands)
Commitments to originate loans	$8,984	$13,742
Standby letters of credit	3,018	1,780
Unadvanced portions of loans:
Construction	10,455	3,455
Home equity	12,501	13,449
Commercial lines of credit	26,288	33,225
Purchase of loans	---	6,900
Overdraft protection lines	4,506	2,927
	$65,752	$75,478

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

Index

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

NEW ENGLAND BANCSHARES, INC.
(Parent Company Only)

Balance Sheets
(In Thousands)

	March 31,
ASSETS	2011	2010
Cash on deposit with New England Bank	$1,593	$646
Investment in subsidiaries	70,953	67,514
Loans to ESOP	1,995	2,207
Accrued interest receivable	36	40
Other assets	182	1,585
Total assets	$74,759	$71,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$56	$76
Subordinated debentures	3,918	3,910
Deferred tax liability	94	99
Stockholders’ equity	70,691	67,907
Total liabilities and stockholders’ equity	$74,759	$71,992

Statements of Income
(In Thousands)

	For the Years Ended
	March 31,
	2011	2010
Total interest income	$157	$258
Interest expense	168	273
Net interest expense	(11)	(15)
Other expense	226	487
Loss before income tax benefit and equity in
undistributed net income of subsidiaries	(237)	(502)
Income tax benefit	(81)	(97)
Loss before equity in undistributed net income of subsidiaries	(156)	(405)
Equity in undistributed net income of subsidiaries	3,310	2,081
Net income	$3,154	$1,676

Index

NEW ENGLAND BANCSHARES, INC.
(Parent Company Only)

Statements of Cash Flows
(In Thousands)

	For the Years Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,154	$1,676
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fair value adjustments	8	9
Decrease in accrued interest receivable	4	43
Decrease in due from subsidiaries	---	479
Decrease in other assets	1,403	33
Decrease in other liabilities	(24)	(2)
Undistributed net income of subsidiaries	(3,310)	(2,081)
Compensation cost for stock-based incentive plan	222	232
Net cash provided by operating activities	1,457	389

Cash flows from investing activities:
Principal payments received on loans to ESOP	212	199

Net cash provided by investing activities	212	199

Cash flows from financing activities:
Purchase of treasury stock	(129)	(1,560)
Payment of cash dividends on common stock	(593)	(475)

Net cash used in financing activities	(722)	(2,035)

Net increase (decrease) in cash and cash equivalents	947	(1,447)
Cash and cash equivalents at beginning of year	646	2,093
Cash and cash equivalents at end of year	$1,593	$646

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

New England Bancshares is neither an accelerated filer nor a large accelerated filer defined by §240.12b-2.  Accordingly, the Company and its independent public accounting firm are not required to include in this Annual Report an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

(c)           There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control financial reporting,

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information relating to the directors of the Company is incorporated herein by reference to the sections captioned “Corporate Governance—Committees of the Board of Directors” and “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Executive Officers

The information relating to executive officers is incorporated herein by reference to the section of the Proxy Statement “Proposal I—Election of Directors, ” and to Item 1 of the Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Disclosure of Code of Ethics and Business Conduct

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference.  A copy of the code of ethics and business conduct is available, without charge, upon written request to Nancy L. Grady, Corporate Secretary, New England Bancshares, Inc., 855 Enfield Street, Enfield, Connecticut 06082.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to the sections captioned “Corporate Governance - Directors’ Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of New England Bancshares knows of no arrangements, including any pledge by any person of securities of New England Bancshares, the operation of which may at a subsequent date result in a change in control of the registrant.

Index

(d)	Equity Compensation Plan Information

The following table provides information as of March 31, 2011 for compensation plans under which equity securities may be issued.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	351,416	$8.88	167,389
Equity compensation plans not approved by security holders	---	---	---
Total	351,416	$8.88	167,389

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Proposal 1 – Election of Directors” in the Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the Company’s principal accountant fees and services is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Independent Auditors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL SATEMENT SCHEDULES

3.1	Articles of Incorporation of New England Bancshares, Inc. (1)
3.2	Bylaws of New England Bancshares, Inc. (2)
4.0	Specimen stock certificate of New England Bancshares, Inc. (1)
10.1	Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust(3)
10.2	Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (3)
10.3	Employment Agreement by and between New England Bank and David J. O’Connor (8)
10.4	Employment Agreement by and between New England Bancshares, Inc. and David J. O’Connor (8)
10.5	Form of New England Bancshares, Inc. Amended and Restated 2008 Severance Compensation Plan(8)
10.6	Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (4)

Index

10.7	First Amendment to Amended and Restated New England Bank Executive Supplemental Retirement Plan (8)
10.8	Form of Enfield Federal Savings and Loan Association Amended and Restated Supplemental Executive Retirement Plan (8)
10.9	Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan entered into with Peter T. Dow, Myron J. Marek, Dorothy K. McCarty, Richard K. Stevens and Richard M. Tatoian (3)
10.10	Form of First Amendment to Directors Fee Continuation Agreement (8)
10.11	Split Dollar Arrangement with David J. O’Connor (3)
10.12	New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated (5)
10.13	New England Bancshares, Inc. 2006 Equity Incentive Plan (6)
10.14	Form of Amended and Restated Change in Control Agreement by and among New England Bank, New England Bancshares, Inc. entered into with John F. Parda and Scott D. Nogles (8)
10.15	Lease agreement with Troiano Professional Center, LLC (7)
10.16	Split-Dollar Endorsement Agreement with David J. O’Connor (8)
10.17	Split-Dollar Endorsement Agreement with Scott Nogles (8)
10.18	Split-Dollar Endorsement Agreement with John Parda (8)
21.0	List of Subsidiaries (8)
23.1	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Rule 13a-14(a) /15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) /15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
__________________
(1)	Incorporated by reference into this document from the Company’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 11, 2007.
(3)	Incorporated by reference into this document from the Company’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.
(4)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2006.
(5)	Incorporated by reference from the Proxy Statement for the 2003 Special Meeting of Stockholders.
(6)	Incorporated by reference from the Proxy Statement for the 2006 Meeting of Stockholders.
(7)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2007.
(8)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2010.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New England Bancshares, Inc.

Date: June 27, 2011	By:	/s/ David J. O’Connor
David J. O’Connor
President, Chief Executive Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ David J. O’Connor	/s/ Scott D. Nogles
David J. O’Connor, President, Chief Executive	Scott D. Nogles, Executive Vice President and Chief
Officer and Director (principal executive officer)	Financial Officer (principal financial and
accounting officer)
Date: June 27, 2011	Date: June 27, 2011

/s/ Thomas O. Barnes	/s/ Lucien P. Bolduc
Thomas O. Barnes, Director	Lucien P. Bolduc, Director
Date: June 27, 2011	Date: June 27, 2011

/s/ Peter T. Dow	/s/ William C. Leary, Esq.
Peter T. Dow, Chairman of the Board	William C. Leary, Director
Date: June 27, 2011	Date: June 27, 2011

/s/ Myron J. Marek	/s/ Dorothy K. McCarty
Myron J. Marek, Director	Dorothy K. McCarty, Director
Date: June 27, 2011	Date: June 27, 2011

/s/ Thomas P. O’Brien	/s/ David J. Preleski, Esq.
Thomas P. O’Brien, Director	David J. Preleski, Esq., Director
Date: June 27, 2011	Date: June 27, 2011

/s/ Kathryn C. Reinhard	/s/ Richard K. Stevens
Kathryn C. Reinhard, Director	Richard K. Stevens, Director
Date: June 27, 2011	Date: June 27, 2011

/s/ Richard M. Tatoian, Esq.
Richard M. Tatoian, Esq., Director
Date: June 27, 2011