Form 10-Q
period 2011-06-30
New England Bancshares, Inc.
filed 2011-08-11
CIK 1338248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The Issuer had 6,156,676 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2011.

NEW ENGLAND BANCSHARES, INC.
FORM 10-Q

Index

Part I. FINANCIAL INFORMATION
Item 1.      Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Cash and due from banks	$8,405	$8,738
Interest-bearing demand deposits with other banks	65,322	34,865
Money market mutual funds	0	9
Total cash and cash equivalents	73,727	43,612
Investments in available-for-sale securities, at fair value	56,994	59,268
Federal Home Loan Bank stock, at cost	4,396	4,396
Loans, net of allowance for loan losses of $5,597 as of June 30, 2011 and $5,686 as of March 31, 2011	528,073	526,595
Premises and equipment, net	6,273	6,245
Other real estate owned	1,296	1,496
Accrued interest receivable	2,404	2,451
Deferred income taxes, net	4,615	4,874
Cash surrender value of life insurance	10,112	10,023
Identifiable intangible assets	1,187	1,287
Goodwill	16,783	16,783
Other assets	3,294	5,014
Total assets	$709,154	$682,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$59,404	$59,787
Interest-bearing	502,749	480,982
Total deposits	562,153	540,769
Advanced payments by borrowers for taxes and insurance	2,613	1,400
Federal Home Loan Bank advances	38,628	39,113
Subordinated debentures	3,920	3,918
Securities sold under agreements to repurchase	25,536	21,666
Other liabilities	4,540	4,487
Total liabilities	637,390	611,353

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	0	0
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,938,087 shares issued at June 30, 2011 and March 31, 2011	69	69
Paid-in capital	59,909	59,876
Retained earnings	20,691	20,091
Unearned ESOP shares, 181,515 shares at June 30, 2011 and March 31, 2011	(1,714)	(1,714)
Treasury stock, 781,411 shares at June 30, 2011 and March 31, 2011, at cost	(7,431)	(7,431)
Unearned shares, stock-based plans, 35,984 shares at June 30, 2011 and March 31, 2011	(352)	(386)
Accumulated other comprehensive income	592	186
Total stockholders’ equity	71,764	70,691
Total liabilities and stockholders’ equity	$709,154	$682,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2011	2010
Interest and dividend income:
Interest on loans	$7,518	$7,713
Interest and dividends on securities:
Taxable	360	545
Tax-exempt	170	151
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds	29	22
Total interest and dividend income	8,077	8,431

Interest expense:
Interest on deposits	2,123	2,211
Interest on advanced payments by borrowers for taxes and insurance	5	5
Interest on Federal Home Loan Bank advances	317	557
Interest on subordinated debentures	25	68
Interest on securities sold under agreements to repurchase	47	69
Total interest expense	2,517	2,910
Net interest and dividend income	5,560	5,521
Provision for loan losses	359	659
Net interest and dividend income after provision for loan losses	5,201	4,862

Noninterest income:
Service charges on deposit accounts	337	345
Gain on securities, net	62	48
Gain on sale of loans	22	0
Increase in cash surrender value of life insurance policies	88	89
Other income	71	78
Total noninterest income	580	560
Noninterest expense:
Salaries and employee benefits	2,268	2,109
Occupancy and equipment expense	833	821
Advertising and promotion	154	99
Professional fees	167	142
Data processing expense	169	161
FDIC insurance assessment	230	219
Stationery and supplies	42	74
Amortization of identifiable intangible assets	100	111
Write-down of other real estate owned	141	48
Other real estate owned	20	38
Other expense	467	524
Total noninterest expense	4,591	4,346
Income before income taxes	1,190	1,076
Income tax expense	411	395
Net income	$779	$681

Earnings per share:
Basic	$0.13	$0.11
Diluted	0.13	0.11
Dividends per share	0.03	0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$779	$681
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of fair value adjustments	(21)	(129)
Accretion of securities, net	16	(41)
Gain on sales and calls of investments, net	(62)	(48)
Writedown of other real estate owned	141	48
Provision for loan losses	359	659
Gain on sale of loans, net	(22)	0
Loss on sale of other real estate owned	15	0
Change in deferred loan origination costs, net	(59)	(88)
Depreciation and amortization	247	218
Decrease in accrued interest receivable	47	53
Deferred income tax (benefit) expense	0	(54)
Increase in cash surrender value of life insurance policies	(88)	(89)
Decrease in prepaid expenses and other assets	1,716	2,085
Amortization of identifiable intangible assets	100	111
Increase (decrease) in accrued expenses and other liabilities	53	(25)
Compensation cost for stock option plan	33	29
Compensation cost for stock-based incentive plan	34	34

Net cash provided by operating activities	3,288	3,444

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,493)	(11,813)
Proceeds from sales of available-for-sale securities	6,179	6,388
Proceeds from maturities of available-for-sale securities	4,296	8,030
Proceeds from sales of other real estate owned	144	0
Loan originations and principal collections, net	(3,510)	(835)
Purchases of loans	0	(8,346)
Proceeds from sale of loans	1,677	0
Capital expenditures - premises and equipment	(269)	(18)

Net cash provided by (used in) investing activities	1,024	(6,594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
(continued)

	Three Months Ended June 30,
	2011	2010

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts	14,964	9,313
Net increase (decrease) in time deposits	6,420	(1,679)
Net increase in advanced payments by borrowers for taxes and insurance…	1,213	1,001
Principal payments on Federal Home Loan Bank advances	(486)	(2,794)
Net increase in securities sold under agreement to repurchase	3,870	11,038
Purchase of treasury stock	0	(10)
Payments of cash dividends on common stock	(178)	(119)

Net cash provided by financing activities	25,803	16,750

Net increase in cash and cash equivalents	30,115	13,600
Cash and cash equivalents at beginning of period	43,612	38,982
Cash and cash equivalents at end of period	$73,727	$52,582

Supplemental disclosures:
Interest paid	$2,534	$2,975
Income taxes paid (received)	156	(150)
Loans transferred to other real estate owned	104	226

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

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.  In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  The interim results of operations presented are not necessarily indicative of the operating results to be expected for the year ending March 31, 2012 or any interim period.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2011.

The condensed consolidated balance sheet as of March 31, 2011 was derived from the Company’s audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

Index

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of June 30, 2011, 148,563 shares were anti-dilutive for the three month period, compared to 150,644 anti-dilutive shares for the three month period ended June 30, 2010.  Anti-dilutive shares are stock options with exercise prices in excess of the weighted-average market value for the same period and are not included in the determination of diluted earnings per share.  Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
(In Thousands)
Three Months ended June 30, 2011
Basic EPS
Net income	$779	---
Dividends and undistributed earnings allocated to unvested shares	(1)	---
Net income and income available to common stockholders	778	5,939,177	$0.13
Effect of dilutive securities options	---	66,270
Diluted EPS
Income available to common stockholders and assumed conversions	$778	6,005,447	$0.13

Three Months ended June 30, 2010
Basic EPS
Net income	$681	---
Dividends and undistributed earnings allocated to unvested shares	(2)	---
Net income and income available to common stockholders	679	5,911,330	$0.11
Effect of dilutive securities options	---	36,888
Diluted EPS
Income available to common stockholders and assumed conversions	$679	5,948,218	$0.11

NOTE 4 – Recent Accounting Pronouncements

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

Index

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

Index

classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.
In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 5 – Stock-Based Incentive Plan

At June 30, 2011, the Company maintained a stock-based incentive plan and an equity incentive plan.  For the three months ended June 30, 2011 and 2010, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period.  The compensation cost that has been charged against income in the three months ended June 30, 2011 and 2010 for the granting of stock options under the plans was $33,000 and $29,000, respectively.  During the three months ended June 30, 2011 and 2010, the Company granted 20,000 and 6,000 stock options, respectively.

The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the three months ended June 30, 2011 and 2010 was $34,000 and $34,000, respectively.

Index

NOTE 6 – Loans

A summary of the balances of loans follows:

	June 30, 2011	March 31, 2011
	(In thousands)
Residential real estate:
1-4 family	$146,765	$149,740
Home equity loans	40,106	40,364
Commercial real estate	255,137	251,743
Consumer loans	8,785	8,581
Commercial loans	81,932	80,967
Total loans	532,725	531,395

Allowance for loan losses	(5,597)	(5,686)
Net deferred loan fees	945	886

Loans, net	$528,073	$526,595

The Company has transferred a portion of its originated commercial real estate loans and commercial loans to participating lenders.  The amounts transferred have been accounted for as sales and therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains and losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At June 30, 2011 and March 31, 2011, the Company was servicing loans for participants aggregating $12.0 million and $13.1 million, respectively.

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

Index

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

Activity in the allowance for loan losses is summarized below:

	1 – 4 Family Residential	Home Equity Loans	Commercial Real Estate	Consumer Loans	Commercial Loans	Total
	(In thousands)
Balance March 31, 2011	$738	$154	$1,981	$99	$2,714	$5,686
Provision	7	4	179	(3)	172	359
Charge Offs	(170)	0	(191)	(9)	(87)	(457)
Recoveries	0	0	0	6	3	9
Balance June 30, 2011	$575	$158	$1,969	$93	$2,802	$5,597

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of June 30, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Allowance for loan losses:
1-4 Family Residential	$133	$442	$575
Home equity loans	0	158	158
Commercial real estate	453	1,516	1,969
Consumer loans	31	62	93
Commercial loans	663	2,139	2,802
Total allowance for loan losses	$1,280	$4,317	$5,597

Loan balances:
1-4 Family Residential	$4,099	$142,666	$146,765
Home equity loans	180	39,926	40,106
Commercial real estate	13,443	241,694	255,137
Consumer loans	161	8,624	8,785
Commercial loans	4,204	77,728	81,932
Total loan balances	$22,087	$510,638	$532,725

There have been no significant changes in the Company’s methodology for evaluating the allowance for loan losses.

Risk Characteristics by Portfolio Segment.  Loans secured by one- to four-family residential real estate have historically been the least risky loan type.  However they are affected by declines in the general residential housing market, unemployment and under-employment, and

Index

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

Index

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

The following table shows the risk rating grade of the loan portfolio broken-out by type as of June 30, 2011.

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
	(In thousands)
Grade
Pass	$142,662	$39,926	$234,372	$8,623	$73,842	$499,425
Special mention	---	---	7,287	---	3,850	11,137
Substandard	3,702	180	13,478	162	3,619	21,141
Doubtful	401	---	---	---	621	1,022
Loss	---	---	---	---	---	---
Total	$146,765	$40,106	$255,137	$8,785	$81,932	$532,725

Impaired Loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The following

Index

table shows the Company’s impaired loans at June 30, 2011 and for the three months ended June 30, 2011.
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential real estate:
1-4 family	$1,786	$1,950	$	---	$1,899	$23
Home equity loans	181	180		---	182	7
Commercial real estate	2,784	2,865		---	2,626	43
Consumer loans	52	48		---	48	---
Commercial loans	1,877	2,118		---	1,827	11
Total impaired with no related allowance recorded	$6,680	$7,161	$	---	$6,582	$84

With an allowance recorded:
Residential real estate:
1-4 family	$1,741	$1,789		$133	$2,359	$16
Home equity loans	0	0		0	0	0
Commercial real estate	5,393	5,466		453	5,489	92
Consumer loans	125	114		31	116	2
Commercial loans	2,095	2,122		663	2,011	19
Total impaired with an allowance recorded	$9,354	$9,491		$1,280	$9,975	$129

Total:
Residential real estate:
1-4 family	$3,527	$3,739		$133	$4,258	$39
Home equity loans	181	180		0	182	7
Commercial real estate	8,177	8,331		453	8,115	135
Consumer loans	177	162		31	164	2
Commercial loans	3,972	4,240		663	3,838	30
Total impaired loans	$16,034	$16,652		$1,280	$16,557	$213

Delinquencies.  The following table provides information about delinquencies in our loan portfolio as of June 30, 2011.

	30-59 Days	Greater Than 60-89 Days	Greater Than 90 Days	Total Past Due	Greater Than 90 Days and Accruing		Non Accrual
	(In thousands)

Residential real estate:
1-4 family	$302	$1,054	$2,515	$3,871	$	---	$3,772
Home equity loans	153	---	167	320		---	204
Commercial real estate	1,141	366	4,567	6,074		---	7,038
Consumer loans	20	13	144	177		---	189
Commercial loans	796	801	2,695	4,292		---	3,950
Total	$2,412	$2,234	$10,088	$14,734	$	---	$15,153

NOTE 8 – Other-Than-Temporary Impairment Losses

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at June 30, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In thousands)
Debt securities issued by states of the United States and political subdivisions of the states	$5,852	$135	$3,719	$214	$9,571	$349
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,702	14	362	14	2,064	28
Mortgage-backed securities	0	0	1,081	209	1,081	209
Total temporarily impaired securities	$7,554	$149	$5,162	$437	$12,716	$586

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at June 30, 2011 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below.  In making this determination

Index

management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.
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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended June 30, 2011 is as follows:

Non-Agency
Mortgage-Backed
(In thousands)
Balance, April 1, 2011	$63
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	---

Balance, June 30, 2011	$63

In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2011.

Index

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	14.8%	8.5%	18.7%
Default rates	10.4	3.0	15.1
Loss severity	46.8	31.5	62.8

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

The following summarizes assets measured at fair value on a recurring basis for the period ending June 30, 2011:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In thousands)

Securities available-for-sale	$56,994	$2,293	$54,701	$	---

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2011, for which a nonrecurring change in fair value has been recorded.

Index

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
	(In thousands)

Impaired loans	$8,074	$	---	$	---	$8,074
Other real estate owned	931		---		---	931

Total	$9,005	$	---	$	---	$9,005

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
	Other Real	Impaired
	Estate Owned	Loans	Totals
		(In thousands)
Beginning balance March 31, 2011	$522	$8,776	$9,298
Net transfers into (out of) Level 3	409	(702)	(293)
Ending balance, June 30, 2011	$931	$8,074	$9,005

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

	June 30, 2011		March 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$73,727	$73,727	$43,612	$43,612
Available-for-sale securities	56,994	56,994	59,268	59,268
Federal Home Loan Bank stock	4,396	4,396	4,396	4,396
Loans, net	528,073	535,309	526,595	529,609
Accrued interest receivable	2,404	2,404	2,451	2,451

Financial liabilities:
Deposits	562,153	566,691	540,769	545,607
Advanced payments by borrowers for taxes and insurance	2,613	2,613	1,400	1,400
FHLB advances	38,628	40,351	39,113	40,554
Securities sold under agreements to repurchase	25,536	25,537	21,666	21,668
Subordinated debentures	3,920	1,367	3,918	1,371
Due to Broker	500	500	500	500

Index

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at June 30, 2011 and March 31, 2011

Assets

Total assets were $709.2 million at June 30, 2011, an increase of $27.2 million compared to $682.0 million at March 31, 2011. The increase in total assets was primarily due to a $30.1 million increase in cash and cash equivalents and a $1.5 million increase in net loans, partially offset by a $2.3 million decrease in investments and a $1.7 million decrease in other assets.

Index

Liabilities

Total liabilities were $637.4 million at June 30, 2011, an increase of $26.0 million compared to $611.4 million at March 31, 2011.  The increase in total liabilities was caused primarily by a $21.4 million increase in total deposits, a $3.9 million increase in repurchase agreements and a $1.2 million increase in advance payments by borrowers for taxes and insurance, partially offset by the $485,000 decrease in FHLB advances.  At June 30, 2011, deposits are comprised of savings accounts totaling $77.5 million, money market deposit accounts totaling $114.2 million, demand and NOW accounts totaling $77.7 million, and certificates of deposits totaling $292.8 million.  The Company’s core deposits, which the Company considers to be all deposits except for certificates of deposits, increased to 47.9% of total deposits at June 30, 2011 from 47.0% at March 31, 2011.

Stockholders’ Equity

Total stockholders’ equity increased $1.1 million to $71.8 million at June 30, 2011 from $70.7 million at March 31, 2011.  The increase was primarily caused by net income of $779,000 and an increase in other comprehensive income of $406,000 partially offset by dividends paid of $178,000.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

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

Net Income

For the three months ended June 30, 2011, the Company reported net income of $779,000, compared to $681,000 for the year ago period.  Basic and diluted income per share for the quarter ended June 30, 2011 were $0.13 each, compared to $0.11 each for the quarter ended June 30, 2010.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2011 and 2010 totaled $5.6 million and $5.5 million, respectively.  The Company’s net interest margin was 3.53% for the three months ended June 30, 2011 and 3.60% for the three months ended June 30, 2010.  The decrease in the net interest margin for the quarter was primarily due to a 37 basis point decrease in the rate earned on interest-earning assets and an increase in average interest-earning assets of $18.2 million, partially offset by a $1.6 million decrease in average interest-bearing liabilities and a 27 basis point decrease in the yield paid on interest-bearing liabilities.  The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing

Index

liabilities caused the Company’s interest rate spread to decrease from 3.38% for the quarter ended June 30, 2010 to 3.28% for the quarter ended June 30, 2011.
Interest and dividend income amounted to $8.1 million and $8.4 million for the three months ended June 30, 2011 and 2010, respectively.  Average interest-earning assets were $642.2 million for the quarter ended June 30, 2011 compared to $624.1 million for the quarter ended June 30, 2010.  The increase in average interest-earning assets was caused primarily by a $13.4 million increase in average interest bearing demand deposits with other banks and an $8.3 million increase in net loans, partially offset by a $3.8 million decrease in average investment securities.  The yield earned on average interest-earning assets decreased 37 basis points to 5.10% for the three months ended June 30, 2011 from 5.47% for the three months ended June 30, 2010.

Interest expense for the quarters ended June 30, 2011 and 2010 was $2.5 million and $2.9 million, respectively.  Average interest-bearing liabilities decreased $1.6 million during the quarter ended June 30, 2011 from $557.5 million to $555.9 million primarily due to an $11.8 million decrease in average repurchase agreements and a $15.8 million decrease in average FHLB advances offset by a $25.6 million increase in average interest-bearing deposits.  The average rate paid on interest-bearing liabilities decreased to 1.82% for the quarter ended June 30, 2011 from 2.09% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase, and a decrease in FHLB advances which generally have higher rates.  The average rate paid on certificates of deposit decreased from 2.53% for the quarter ended June 30, 2010 to 2.40% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the quarters ended June 30, 2011 and 2010 were $359,000 and $659,000, respectively.  The additions to the allowance for loan losses reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the quarter ended June 30, 2011, noninterest income was $580,000 compared to $560,000 for the quarter ended June 30, 2010.  Affecting noninterest income for the three months ended June 30, 2011 was a $22,000 gain on sale of loans.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2011 was $4.6 million compared to $4.3 million for the quarter ended June 30, 2010.  The increase was due largely to a $159,000 increase in salaries and benefits and a $93,000 increase in the write-down of other real estate owned.  The Company’s efficiency ratio slightly deteriorated from 71.5% for the quarter ended June 30, 2010 to 74.8% for the current year quarter.

Provision for Income Taxes

The Company recorded income tax expense of $411,000 and $395,000 for the quarters ended June 30, 2011 and 2010, respectively, with effective tax rates of 34.5% and 36.7%, respectively.

Index

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations.  The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management.  The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of June 30, 2011 of $38.6 million, with unused borrowing capacity of $34.3 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities.  During the three months ended June 30, 2011 and 2010 the Company originated loans, net of principal paydowns, of approximately $3.5 million and $835,000, respectively. Purchases of investment securities totaled $7.5 million and $11.8 million for the three months ended June 30, 2011 and 2010, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Total deposits were $562.2 million at June 30, 2011, a $21.4 million increase from the $540.8 million balance at March 31, 2011.

At June 30, 2011, the Company had outstanding commitments to originate $25.5 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $47.4 million.  In addition, the Company had $3.3 million of commercial letters of credit.  Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments.  Retail certificates of deposit scheduled to mature in one year or less totaled $144.0 million, or 25.6% of total deposits at June 30, 2011.  The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

As of June 30, 2011, the Company and the Bank met all capital adequacy requirements to which they were subject.  The Company’s capital amounts and ratios as of June 30, 2011 are presented in the following table.

(Dollar amounts in thousands)
		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$52,830	7.84%
Total Risk-Based Capital	8%	$58,426	12.05%
Tier 1 Risk-Based Capital	4%	$52,830	10.90%

Index

The Bank’s actual capital amounts and ratios as of June 30, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$59,045	12.18%	$38,781	> 8.0%	$48,477	> 10.0%
Tier 1 Capital (to Risk Weighted Assets)	53,488	11.03	19,391	> 4.0	29,086	> 6.0
Tier 1 Capital (to Average Assets)	53,488	7.93	26,948	> 4.0	33,685	> 5.0

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

For the three months ended June 30, 2011, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Index

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

Index

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

Item 1A.  Risk Factors.

The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 (“Form 10-K”).  The risk factor below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.  The risks described below and in our Form 10-K are not the only risks facing the Company.  Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its common stock in the quarter ended June 30, 2011. The Company’s stock repurchase program was authorized May 12, 2009 to repurchase 304,924 shares of 5% of the Company’s then outstanding shares. There are 24,424 shares remaining in the repurchase program.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved)

Index

Item 5.    Other Information.

None.

Item 6.    Exhibits.

3.1	Articles of Incorporation of New England Bancshares, Inc. (1)
3.2	Bylaws of New England Bancshares, Inc. (2)
4.1	Specimen stock certificate of New England Bancshares, Inc.(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (iv) the notes to the Condensed Consolidated Financial Statements. (3)

(1)	Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.
(2)	Incorporated by reference into this document from Exhibit 3.1 to the Form 8-K as filed with the Securities and Exchange Commission on October 11, 2007.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated:	August 11, 2011	By:	/s/ Scott D. Nogles
Scott D. Nogles
Chief Financial Officer
(principal financial officer)

Dated:	August 11, 2011	By:	/s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer