Form 10-Q
period 2011-09-30
New England Bancshares, Inc.
filed 2011-11-14
CIK 1338248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐ No ☒

The Issuer had 6,097,875 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2011.

NEW ENGLAND BANCSHARES, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Cash and due from banks	$7,696	$8,738
Interest-bearing demand deposits with other banks	58,482	34,865
Money market mutual funds	7	9
Total cash and cash equivalents	66,185	43,612
Investments in available-for-sale securities, at fair value	57,826	59,268
Federal Home Loan Bank stock, at cost	4,396	4,396
Loans, net of allowance for loan losses of $6,084 as of September 30, 2011 and $5,686 as of March 31, 2011	538,292	526,595
Loans held for sale	332	—
Premises and equipment, net	6,319	6,245
Other real estate owned	1,195	1,496
Accrued interest receivable	2,390	2,451
Deferred income taxes, net	4,821	4,874
Cash surrender value of life insurance	10,200	10,023
Identifiable intangible assets	1,094	1,287
Goodwill	16,783	16,783
Other assets	3,747	5,014
Total assets	$713,580	$682,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$62,242	$59,787
Interest-bearing	505,313	480,982
Total deposits	567,555	540,769
Advanced payments by borrowers for taxes and insurance	1,257	1,400
Federal Home Loan Bank advances	38,105	39,113
Subordinated debentures	3,923	3,918
Securities sold under agreements to repurchase	25,738	21,666
Other liabilities	4,344	4,487
Total liabilities	640,922	611,353

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,938,087 shares issued at September 30, 2011 and March 31, 2011	69	69
Paid-in capital	59,942	59,876
Retained earnings	21,444	20,091
Unearned ESOP shares, 181,515 shares at September 30, 2011 and March 31, 2011	(1,714)	(1,714)
Treasury stock, 788,311 shares at September 30, 2011 and 781,411 March 31, 2011, at cost	(7,481)	(7,431)
Unearned shares, stock-based plans, 35,984 shares at September 30, 2011 and March 31, 2011	(329)	(386)
Accumulated other comprehensive income	727	186
Total stockholders’ equity	72,658	70,691
Total liabilities and stockholders’ equity	$713,580	$682,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest on loans	$7,579	$7,727	$15,097	$15,440
Interest and dividends on securities:
Taxable	333	452	693	997
Tax-exempt	157	183	327	334
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds	47	37	76	59
Total interest and dividend income	8,116	8,399	16,193	16,830

Interest expense:
Interest on deposits	2,078	2,228	4,201	4,439
Interest on advanced payments by borrowers for taxes and insurance	3	2	8	7
Interest on Federal Home Loan Bank advances	318	545	635	1,102
Interest on subordinated debentures	25	50	50	118
Interest on securities sold under agreements to repurchase	49	68	96	137
Total interest expense	2,473	2,893	4,990	5,803
Net interest and dividend income	5,643	5,506	11,203	11,027
Provision for loan losses	516	648	875	1,307
Net interest and dividend income after provision for loan losses	5,127	4,858	10,328	9,720

Noninterest income:
Service charges on deposit accounts	348	352	685	697
Gain on securities, net	85	161	147	209
Gain on sale of loans	107	217	129	217
Increase in cash surrender value of life insurance policies	88	95	176	184
Other income	121	197	192	275
Total noninterest income	749	1,022	1,329	1,582

Noninterest expense:
Salaries and employee benefits	2,250	2,088	4,518	4,197
Occupancy and equipment expense	791	835	1,624	1,656
Advertising and promotion	120	67	274	166
Professional fees	186	147	353	289
Data processing expense	179	174	348	335
FDIC insurance assessment	152	227	382	446
Stationery and supplies	54	33	96	107
Amortization of identifiable intangible assets	93	105	193	216
Write-down of other real estate owned	—	260	141	308
Other real estate owned	79	325	99	411
Other expense	496	290	963	766
Total noninterest expense	4,400	4,551	8,991	8,897
Income before income taxes	1,476	1,329	2,666	2,405
Income tax expense	544	480	955	875
Net income	$932	$849	$1,711	$1,530

Earnings per share:
Basic	$0.16	$0.14	$0.29	$0.26
Diluted	0.15	0.14	$0.28	$0.26
Dividends per share	0.03	0.02	$0.06	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements Changes in Stockholders’ Equity

					Unearned
					Shares
					Stock-		Accumulated
				Unearned	Based		Other
	Common	Paid-in	Retained	ESOP	Incentive	Treasury	Comprehensive
	Stock	Capital	Earnings	Shares	Plans	Stock	Income	Total
Balance, March 31, 2010	$69	$59,786	$17,530	$(1,952)	$(522)	$(7,302)	$298	$67,907
Compensation cost for stock-based incentive plans	—	57	—	—	68	—	—	125
Dividends paid ($0.04 per share)	—	—	(238)	—	—	—	—	(238)
Treasury stock purchases	—	—	—	—	—	(46)	—	(46)
Comprehensive income:
Net income	—	—	1,530	—	—	—	—	—
Other comprehensive income, net of tax effect	—	—	—	—	—	—	423	—
Comprehensive income	—	—	—	—	—	—	—	1,953
Balance, September 30, 2010	$69	$59,843	$18,822	$(1,952)	$(454)	$(7,348)	$721	$69,701

Balance, March 31, 2011	$69	$59,876	$20,091	$(1,714)	$(386)	$(7,431)	$186	$70,691
Compensation cost for stock-based incentive plans	—	66	—	—	57	—	—	123
Dividends paid ($0.06 per share)	—	—	(358)	—	—	—	—	(358)
Treasury stock purchases	—	—	—	—	—	(50)	—	(50)
Comprehensive income:
Net income	—	—	1,711	—	—	—	—	—
Other comprehensive income, net of tax effect	—	—	—	—	—	—	541	—
Comprehensive income	—	—	—	—	—	—	—	2,252
Balance, September 30, 2011	$69	$59,942	$21,444	$(1,714)	$(329)	$(7,481)	$727	$72,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,711	$1,530
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of fair value adjustments	(42)	(290)
Amortization (accretion) of securities, net	37	(60)
Gain on sales and calls of investments, net	(147)	(209)
Writedown of other real estate owned	141	308
Provision for loan losses	875	1,307
Gain on sale of loans, net	(129)	(217)
Increase in loans held for sale	(332)	—
Loss (gain) on sale of other real estate owned	15	(61)
Change in deferred loan origination costs, net	(136)	(119)
Depreciation and amortization	370	446
Decrease in accrued interest receivable	61	196
Deferred income tax benefit	(293)	(267)
Increase in cash surrender value of life insurance policies	(176)	(184)
Decrease in prepaid expenses and other assets	1,252	2,019
Amortization of identifiable intangible assets	193	216
(Decrease) increase in accrued expenses and other liabilities	(143)	115
Compensation cost for stock option plan	57	57
Compensation cost for stock-based incentive plan	66	68

Net cash provided by operating activities	3,380	4,855

Cash flows from investing activities:
Purchases of available-for-sale securities	(15,434)	(22,254)
Proceeds from sales of available-for-sale securities	10,012	9,669
Proceeds from maturities of available-for-sale securities	7,857	16,787
Proceeds from sales of other real estate owned	304	481
Loan originations and principal collections, net	(20,647)	463
Purchases of loans	—	(8,346)
Proceeds from sale of loans	8,223	5,710
Non-refundable deposit on other real estate owned	6	—
Investment in cash surrender value of life insurance	—	(71)
Capital expenditures - premises and equipment	(429)	(68)

Net cash (used in) provided by investing activities	(10,108)	2,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
(continued)

	Six Months Ended September 30,
	2011	2010

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts	22,248	15,760
Net increase in time deposits	4,538	1,092
Net decrease in advanced payments by borrowers for taxes and insurance	(143)	(183)
Principal payments on Federal Home Loan Bank advances	(1,006)	(7,597)
Net increase in securities sold under agreement to repurchase	4,072	5,209
Purchase of treasury stock	(50)	(46)
Payments of cash dividends on common stock	(358)	(238)

Net cash provided by financing activities	29,301	13,997

Net increase in cash and cash equivalents	22,573	21,223
Cash and cash equivalents at beginning of period	43,612	38,982
Cash and cash equivalents at end of period	$66,185	$60,205

Supplemental disclosures:
Interest paid	$5,028	$5,517
Income taxes paid	845	363
Increase in due from broker	—	1,285
Loans transferred to other real estate owned	165	830
Other real estate owned transferred to other assets	—	1,248

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

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of September 30, 2011, 142,763 and 142,763 shares were anti-dilutive for the three and six month periods, respectively.  As of September 30, 2010, 158,664 and 156,664 shares were anti-dilutive for the three and six month periods, respectively.  Anti-dilutive shares are stock options with exercise prices in excess of the weighted-average market value for the same period and are not included in the determination of diluted earnings per share.  Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands)
Three Months ended September 30, 2011
Basic EPS
Net Income	$932	—
Dividends and undistributed earnings allocated to unvested shares	(1)	—
Net income and income available to common stockholders	$931	5,938,526	$0.16
Effect of dilutive securities options	—	64,876
Diluted EPS
Income available to common stockholders and assumed conversions	$931	6,003,402	$0.15

Six Months ended September 30, 2011
Basic EPS
Net Income	$1,711	—
Dividends and undistributed earnings allocated to unvested shares	(3)	—
Net income and income available to common stockholders	$1,708	5,938,850	$0.29
Effect of dilutive securities options	—	65,679
Diluted EPS
Income available to common stockholders and assumed conversions	$1,708	6,004,529	$0.28

Three Months ended September 30, 2010
Basic EPS
Net Income	$849	—
Dividends and undistributed earnings allocated to unvested shares	(3)	—
Net income and income available to common stockholders	$846	5,911,312	$0.14
Effect of dilutive securities options	—	21,962
Diluted EPS
Income available to common stockholders and assumed conversions	$846	5,933,274	$0.14

Six Months ended September 30, 2010
Basic EPS
Net Income	$1,530	—
Dividends and undistributed earnings allocated to unvested shares	(5)	—
Net income and income available to common stockholders	$1,525	5,911,317	$0.26
Effect of dilutive securities options	—	29,910
Diluted EPS
Income available to common stockholders and assumed conversions	$1,525	5,941,227	$0.26

NOTE 4 – Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company adopted this ASU as of July 1, 2011.  Refer to Note 6 – Loans for this disclosure.

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

NOTE 5 – Stock-Based Incentive Plan

At September 30, 2011, the Company maintained a stock-based incentive plan and an equity incentive plan.  For the six months ended September 30, 2011 and 2010, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period.  The compensation cost that has been charged against income in the six months ended September 30, 2011 and 2010 for the granting of stock options under the plans was $57,000 and $57,000, respectively.  During the six months ended September 30, 2011 and 2010, the Company granted 20,000 and 6,000 stock options, respectively.

The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the six months ended September 30, 2011 and 2010 was $66,000 and $68,000, respectively.

NOTE 6 – Loans

A summary of the balances of loans follows:

	September 30, 2011	March 31, 2011
	(In thousands)
Residential real estate:
1-4 family	$135,599	$149,740
Home equity loans	38,969	40,364
Commercial real estate	267,699	251,743
Consumer loans	9,415	8,581
Commercial loans	91,672	80,967
Total loans	543,354	531,395

Allowance for loan losses	(6,084)	(5,686)
Net deferred loan fees	1,022	886

Loans, net	$538,292	$526,595

The Company has transferred a portion of its originated commercial real estate loans and commercial loans to participating lenders.  The amounts transferred have been accounted for as sales and therefore not included in the Company’s accompanying consolidated balance sheets.  The Company and participating lenders share ratably in any gains and losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties.  At September 30, 2011 and March 31, 2011, the Company was servicing loans for participants aggregating $14.5 million and $13.1 million, respectively.

NOTE 7 – Allowance for Loan Losses, Impaired Assets and Troubled Debt Restructuring

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

Activity in the allowance for loan losses is summarized below:

	1 – 4 Family Residential	Home Equity Loans	Commercial Real Estate	Consumer Loans	Commercial Loans	Total
	(In thousands)
Balance March 31, 2011	$738	$154	$1,981	$99	$2,714	$5,686
Provision	(77)	(30)	731	(32)	283	875
Charge Offs	(214)	—	(191)	(14)	(87)	(506)
Recoveries	8	—	—	8	13	29
Balance September 30, 2011	$455	$124	$2,521	$61	$2,923	$6,084

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of September 30, 2011:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
	(In thousands)
Allowance for loan losses:
1-4 Family Residential	$55	$400	$455
Home equity loans	—	124	124
Commercial real estate	1,037	1,484	2,521
Consumer loans	—	61	61
Commercial loans	844	2,079	2,923
Total allowance for loan losses	$1,936	$4,148	$6,084

Loan balances:
1-4 Family Residential	$3,463	$132,136	$135,599
Home equity loans	288	38,681	38,969
Commercial real estate	9,848	257,851	267,699
Consumer loans	—	9,415	9,415
Commercial loans	6,094	85,578	91,672
Total loan balances	$19,693	$523,661	$543,354

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

The following table shows the risk rating grade of the loan portfolio broken-out by type as of September 30, 2011.

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
	(In thousands)
Grade:
Pass	$132,137	$38,681	$252,290	$9,349	$83,994	$516,451
Special mention	—	—	5,561	—	1,584	7,145
Substandard	3,462	288	9,848	66	6,094	19,758
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$135,599	$38,969	$267,699	$9,415	$91,672	$543,354

Impaired Loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The following table shows the Company’s impaired loans at September 30, 2011 and for the three months ended September 30, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

With no related allowance recorded:
Residential real estate:
1-4 family	$2,254	$2,286	$—	$2,018	$19
Home equity loans	288	288	—	234	2
Commercial real estate	5,840	5,810	—	4,300	22
Commercial loans	2,667	2,915	—	2,413	12
Total impaired with no related allowance recorded	$11,049	$11,299	$—	$8,965	$55

With an allowance recorded:
Residential real estate:
1-4 family	$1,209	$1,337	$55	$1,483	$22
Home equity loans	—	—	—	—	0
Commercial real estate	4,008	4,073	1,037	4,736	93
Commercial loans	3,427	3,504	844	2,761	25
Total impaired with an allowance recorded	$8,644	$8,914	$1,936	$8,980	$140

Total:
Residential real estate:
1-4 family	$3,463	$3,623	$55	$3,501	$41
Home equity loans	288	288	—	234	2
Commercial real estate	9,848	9,883	1,037	9,036	115
Commercial loans	6,094	6,419	844	5,174	37
Total impaired loans	$19,693	$20,213	$1,936	$17,945	$195

Delinquencies.  The following table provides information about delinquencies in our loan portfolio as of September 30, 2011.

	30-59 Days	Greater Than 60-89 Days	Greater Than 90 Days	Total Past Due	Non Accrual
	(In thousands)
Residential real estate:
1-4 family	$52	$617	$2,706	$3,375	$3,319
Home equity loans	84	327	85	496	288
Commercial real estate	1,471	531	2,778	4,780	7,019
Consumer loans	60	3	14	77	94
Commercial loans	1,480	1,007	2,682	5,169	4,055
Total	$3,147	$2,485	$8,265	$13,897	$14,775

Troubled Debt Restructuring.  The following table provides information about troubled debt restructurings as of September 30, 2011.

	September 30, 2011
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings
Residential real estate:
1-4 family	1	219	219
Home equity loans	—	—	—
Commercial real estate	1	585	585
Consumer loans	—	—	—
Commercial loans	4	710	710

September 30, 2011
	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted
Residential real estate:
1-4 family	—	—
Home equity loans	—	—
Commercial real estate	—	—
Consumer loans	—	—
Commercial loans	—	—

The loans that are included in this table have all been reviewed for individual impairment under FAS 114.  Collateral values have been taken into consideration and adjustments to the allowance for loan and lease losses have been calculated accordingly.

NOTE 8 – Investments in Available-for-Sale Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows as of September 30 and March 31, 2011:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,006	$38	$—	$7,044
Debt securities issued by states of the United States and political subdivisions of the states	18,542	256	159	18,639
Mortgage-backed securities	31,171	1,279	307	32,143
Marketable equity securities	8	—	—	8
	56,727	1,573	466	57,834
Money market mutual funds included in cash and cash equivalents	(8)	—	—	(8)
	$56,719	$1,573	$466	$57,826

March 31, 2011:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,355	$25	$48	$7,332
Debt securities issued by states of the United States and political subdivisions of the states	19,372	83	688	18,767
Mortgage-backed securities	32,236	1,169	236	33,169
Marketable equity securities	9	—	—	9
	58,972	1,277	972	59,277
Money market mutual funds included in cash and cash equivalents	(9)	—	—	(9)
	$58,963	$1,277	$972	$59,268

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at September 30, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities issued by states of United States and political subdivisions of the states	$1,314	$19	$2,268	$140	$3,582	$159
Mortgage-backed securities	6,445	71	858	131	7,303	202
Total temporarily impaired securities	7,759	90	3,126	271	10,885	361
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	347	105	347	105
Total temporarily impaired securities	$7,759	$90	$3,473	$376	$11,232	$466

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at September 30, 2011 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below.  In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended September 30, 2011 is as follows:

Non-Agency Mortgage-Backed
(In thousands)
Balance, April 1, 2011	$63
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—

Balance September 30, 2011	$63

In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type.  The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.  Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of September 30, 2011.

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	16.7%	11.1%	23.6%
Default rates	10.7	4.4	17.2
Loss severity	47.1	38.4	56.8

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

The following summarizes assets measured at fair value on a recurring basis for the period ending September 30, 2011:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)

Securities available for sale	$57,826	$4,767	$53,059	$—

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2011, for which a nonrecurring change in fair value has been recorded.

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Loans	$6,887	$—	$—	$6,887
Other real estate owned	1,195	—	—	1,195
Total	$8,082	$—	$—	$8,082

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
	Other Real Estate Owned	Impaired Loans	Totals
	(In thousands)
Beginning Balance, March 31, 2011	$522	$8,776	$9,298
Net transfers into (out of) Level 3	673	(1,889)	(1,216)
Ending Balance, September 30, 2011	$1,195	$6,887	$8,082

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

	September 30, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$66,185	$66,185	$43,612	$43,612
Available for sale securities	57,826	57,826	59,268	59,268
Federal Home Loan Bank stock	4,396	4,396	4,396	4,396
Loans held for sale	332	340	—	—
Loans, net	538,292	552,051	526,595	529,609
Accrued interest receivable	2,390	2,390	2,451	2,451

Financial liabilities:
Deposits	567,555	572,299	540,769	545,607
Advanced payments by borrowers for taxes and insurance	1,257	1,257	1,400	1,400
FHLB advances	38,105	40,257	39,113	40,554
Securities sold under agreement to repurchase	25,738	25,737	21,666	21,668
Subordinated debentures	3,923	1,398	3,918	1,371
Due to broker	500	500	500	500

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and Part II, Item 1A of this Report on Form 10-Q, as well as the following factors:  interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, accounting principles and guidelines, and our ability to recognize enhancements related to our acquisition within expected time frames.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2011 and March 31, 2011

Assets

Total assets were $713.6 million at September 30, 2011, an increase of $31.6 million compared to $682.0 million at March 31, 2011. The increase in total assets was primarily due to a $22.6 million increase in cash and cash equivalents and an $11.7 million increase in net loans, partially offset by a $1.4 million decrease in investments and a $1.3 million decrease in other assets.

Liabilities

Total liabilities were $640.9 million at September 30, 2011, an increase of $29.5 million compared to $611.4 million at March 31, 2011.  The increase in total liabilities was caused primarily by a $26.8 million increase in total deposits and a $4.1 million increase in repurchase agreements offset by a $1.0 million decrease in FHLB advances and a $143,000 decrease in advance payments by borrowers for taxes and insurance.  At September 30, 2011, deposits are comprised of savings accounts totaling $77.5 million, money market deposit accounts totaling $120.4 million, demand and NOW accounts totaling $78.7 million, and certificates of deposits totaling $290.9 million.  The Company’s core deposits, which the Company considers to be all deposits except for certificates of deposits, increased to 48.8% of total deposits at September 30, 2011 from 47.0% at March 31, 2011.

Stockholders’ Equity

Total stockholders’ equity increased $2.0 million to $72.7 million at September 30, 2011 from $70.7 million at March 31, 2011.  The increase was primarily caused by net income of $1.7 million and an increase in other comprehensive income of $541,000 partially offset by dividends paid of $357,000.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

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

Net Income

For the three months ended September 30, 2011, the Company reported net income of $932,000, compared to $849,000 for the year ago period.  Basic and diluted income per share for the quarter ended September 30, 2011 were $0.16 and $0.15, respectively, compared to $0.14 each for the quarter ended September 30, 2010.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2011 and 2010 totaled $5.6 million and $5.5 million, respectively.  The Company’s net interest margin was 3.54% for the three months ended September 30, 2011 and 3.52% for the three months ended September 30, 2010.  The increase in the net interest margin for the quarter was primarily due to a 29 basis point decrease in the rate earned on interest-earning assets partially offset by an increase in average interest-earning assets of $20.1 million, a $10.6 million decrease in average interest-bearing liabilities and a 31 basis point decrease in the yield paid on interest-bearing liabilities.  The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 3.30% for the quarter ended September 30, 2010 to 3.26% for the quarter ended September 30, 2011.

Interest and dividend income amounted to $8.1 million and $8.4 million for the three months ended September 30, 2011 and 2010, respectively.  Average interest-earning assets were $656.8 million for the quarter ended September 30, 2011 compared to $636.7 million for the quarter ended September 30, 2010.  The increase in average interest-earning assets was caused primarily by a $12.2 million increase in average interest bearing demand deposits with other banks and a $12.1 million increase in net loans, partially offset by a $5.5 million decrease in average investment securities.  The yield earned on average interest-earning assets decreased 29 basis points to 5.05% for the three months ended September 30, 2011 from 5.34% for the three months ended September 30, 2010 due to the current low interest rate environment.

Interest expense for the quarters ended September 30, 2011 and 2010 was $2.5 million and $2.9 million, respectively.  Average interest-bearing liabilities decreased $10.6 million during the quarter ended September 30, 2011 from $566.5 million to $555.9 million primarily due to an $9.2 million decrease in average repurchase agreements and a $14.2 million decrease in average FHLB advances offset by an $11.7 million increase in average interest-bearing deposits.  The average rate paid on interest-bearing liabilities decreased to 1.73% for the quarter ended September 30, 2011 from 2.04% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase, and a decrease in FHLB advances which generally have higher rates.  The average rate paid on certificates of deposit decreased from 2.50% for the quarter ended September 30, 2010 to 2.34% for the current year quarter as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the quarters ended September 30, 2011 and 2010 were $516,000 and $648,000, respectively.  The additions to and resulting increase in the allowance for loan losses at September 30, 2011 reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the quarter ended September 30, 2011, noninterest income was $749,000 compared to $1.0 million for the quarter ended September 30, 2010.  Affecting noninterest income for the three months ended September 30, 2011 were decreases of $76,000 in gains on securities, $110,000 in gains on sale of loans and $76,000 in other income.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2011 was $4.4 million compared to $4.6 million for the quarter ended September 30, 2010.  The decrease was due largely to a $260,000 decrease in write downs of real estate owned and a $246,000 decrease in the other real estate owned expenses, partially offset by a $162,000 increase in salaries and employee benefits.  The Company’s efficiency ratio slightly deteriorated from 71.5% for the quarter ended September 30, 2010 to 71.6% for the current year quarter.

Provision for Income Taxes

The Company recorded income tax expense of $544,000 and $480,000 for the quarters ended September 30, 2011 and 2010, respectively, with effective tax rates of 36.9% and 36.1%, respectively.

Comparison of Operating Results for the Six Months Ended September 30, 2011 and 2010

Net Income

For the six months ended September 30, 2011, the Company reported net income of $1.7 million, compared to $1.5 million for the year ago period.  Basic and diluted income per share for the six months ended September 30, 2011 were $0.29 and $0.28, respectively, compared to $0.26 each for the quarter ended September 30, 2010.

Net Interest and Dividend Income

Net interest and dividend income for the six months ended September 30, 2011 and 2010 totaled $11.2 million and $11.0 million, respectively.  The Company’s net interest margin decreased to 3.51% for the six months ended September 30, 2011 from 3.55% for the six months ended September 30, 2010.  The decrease for the period was primarily due to an increase in average interest-earning assets of $19.1 million, partially offset by the increase in net interest income.  A 34 basis point decrease in the yield on average interest-earning assets and a 29 basis point decrease in the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 3.32% for the six months ended September 30, 2010 to 3.27% for the six months ended September 30, 2011.

Interest and dividend income amounted to $16.2 million and $16.8 million for the six months ended September 30, 2011 and 2010, respectively.  Average interest-earning assets were $649.5 million for the six months ended September 30, 2011, an increase of $19.1 million, or 3.0%, compared to $630.4 million for the six months ended September 30, 2010.  The increase in average interest-earning assets was caused primarily by a $10.2 million increase in average net loans and a 12.8 million increase in federal funds sold partially offset by a $4.2 million decrease in investment securities.  The yield earned on average interest-earning assets decreased to 5.04% for the six months ended September 30, 2011 from 5.38% for the six months ended September 30, 2010.

Interest expense for the six months ended September 30, 2011 and 2010 was $5.0 million and $5.8 million, respectively.  Average interest-bearing liabilities grew just $230,000 during the six months ended September 30, 2011 from $562.0 million to $562.2 million primarily due to a $25.0 million increase in average interest-bearing deposits, partially offset by a $15.2 million decrease in FHLB advances and a $9.8 million decrease in repurchase agreements.  The average rate paid on interest-bearing liabilities decreased to 1.77% for the six months ended September 30, 2011 from 2.06% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase in the current low interest rate environment.  The average rate paid on certificates of deposit decreased from 2.51% for the six months ended September 30, 2010 to 2.36% for the current year period as market rates have decreased for this type of deposit.

Provision for Loan Losses

The provision for loan losses for the six months ended September 30, 2011 and 2010 were $875,000 and $1.3 million, respectively.  The additions to and resulting increase in the allowance for loan losses at September 30, 2011 reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the six months ended September 30, 2011, noninterest income was $1.3 million compared to $1.6 million for the six months ended September 30, 2010.  Affecting noninterest income for the six months ended September 30, 2011 were decreases of $62,000 and $88,000 on gain on sale of securities and loans, respectively.  Other noninterest income also decreased $82,000 for the six months ended September 30, 2011.

Noninterest Expense

Noninterest expense for the six months ended September 30, 2011 and 2010 was $9.0 million and $8.9 million, respectively.  During the six months ended September 30, 2011 the Company recorded increases of $321,000 in salaries and employee benefits, $197,000 in other expenses and $108,000 in advertising and promotion, partially offset by decreases of $479,000 in write downs of other real estate owned and other real estate owned expenses and $64,000 in FDIC insurance.

Provision for Income Taxes

The Company recorded income tax expense of $955,000 and $875,000 for the six months ended September 30, 2011 and 2010, respectively, with effective tax rates of 35.8% and 36.4%, respectively.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations.  The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses.  Liquidity management is both a daily and long-term function of business management.  The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings.  The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities.  The Bank had Federal Home Loan Bank borrowings as of September 30, 2011 of $38.1 million, with unused borrowing capacity of $32.0 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities.  During the six months ended September 30, 2011 and 2010 the Company originated loans, net of principal paydowns, of approximately $20.7 million and $463,000, respectively. Purchases of investment securities totaled $15.4 million and $22.3 million for the six months ended September 30, 2011 and 2010, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.  Total deposits were $567.6 million at September 30, 2011, a $26.8 million increase from the $540.8 million balance at March 31, 2011.

At September 30, 2011, the Company had outstanding commitments to originate $20.5 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $37.1 million.  In addition, the Company had $3.0 million of commercial letters of credit.  Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments.  Retail certificates of deposit scheduled to mature in one year or less totaled $151.9 million, or 26.8% of total deposits at September 30, 2011.  The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits.  Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

As of September 30, 2011, the Company and the Bank met all capital adequacy requirements to which they were subject.  The Company’s capital amounts and ratios as of September 30, 2011 are presented in the following table.

(Dollar amounts in thousands)

		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$54,054	7.85%
Total Risk-Based Capital	8%	$60,138	11.95%
Tier 1 Risk-Based Capital	4%	$54,054	10.86%

The Bank’s actual capital amounts and ratios as of September 30, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital (to Risk Weighted Assets)	$56,775	11.28%	$40,264	≥8.0%	$50,329	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	50,691	10.07	20,132	≥4.0	30,198	≥6.0
Tier 1 Capital (to Average Assets)	50,691	7.36	27,538	≥4.0	34,423	≥5.0

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

For the six months ended September 30, 2011, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Subsequent Events

On October 21, 2011, the Company received proceeds from a legal settlement relating to its investment portfolio.  The Company will record income from this settlement, net of the tax effect, of $636,000 during the quarter ending December 31, 2011.

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

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 5,000 shares of its common stock in the quarter ended September 30, 2011 as follows:

For the three months ended September 30, 2011	Total shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$0.00	—	24,424
August	—	0.00	—	356,681
September	5,000	9.46	5,000	351,681
Total	5,000	$9.46	5,000	351,681

The Company’s stock repurchase program was authorized May 12, 2008 to repurchase 304,924 shares or 5% of the Company’s then outstanding shares.

On August 29, 2011, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 332,257 shares of the Company’s outstanding shares of common stock.  Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (iv) the notes to the Condensed Consolidated Financial Statements. (3)

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

NEW ENGLAND BANCSHARES, INC.

Dated: November 14, 2011	By:	s/ Jeffrey J. Levitsky
Jeffrey J. Levitsky
Interim Chief Financial Officer
(principal financial officer)

Dated: November 14, 2011	By:	s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer