Form 10-Q
period 2011-12-31
New England Bancshares, Inc.
filed 2012-02-14
CIK 1338248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The Issuer had 5,807,583 shares of common stock, par value $0.01 per share, outstanding as of February 10, 2012.

NEW ENGLAND BANCSHARES, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2011	March 31, 2011
ASSETS	(Unaudited)
Cash and due from banks	$7,773	$8,738
Interest-bearing demand deposits with other banks	58,089	34,865
Money market mutual funds	—	9
Total cash and cash equivalents	65,862	43,612
Investments in available-for-sale securities, at fair value	59,481	59,268
Federal Home Loan Bank stock, at cost	4,396	4,396
Loans, net of allowance for loan losses of $5,578 as of December 31, 2011 and $5,686 as of March 31, 2011	548,132	526,595
Loans held for sale	308	—
Premises and equipment, net	6,308	6,245
Other real estate owned	1,559	1,496
Accrued interest receivable	2,357	2,451
Deferred income taxes, net	4,738	4,874
Cash surrender value of life insurance	10,286	10,023
Identifiable intangible assets	1,005	1,287
Goodwill	16,783	16,783
Other assets	3,387	5,014
Total assets	$724,602	$682,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$65,523	$59,787
Interest-bearing	509,938	480,982
Total deposits	575,461	540,769
Advanced payments by borrowers for taxes and insurance	2,539	1,400
Federal Home Loan Bank advances	37,577	39,113
Subordinated debentures	3,925	3,918
Securities sold under agreements to repurchase	27,494	21,666
Other liabilities	4,267	4,487
Total liabilities	651,263	611,353

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,945,591 shares issued at December 31, 2011 and 6,938,087 shares issued at March 31, 2011	69	69
Paid-in capital	60,003	59,876
Retained earnings	22,949	20,091
Unearned ESOP shares, 147,641 shares at December 31, 2011 and 181,515 at March 31, 2011	(1,476)	(1,714)
Treasury stock, 931,776 shares at December 31, 2011 and 781,411 March 31, 2011, at cost	(8,922)	(7,431)
Unearned shares, stock-based plans, no shares at December 31, 2011 and 35,984 shares at March 31, 2011	—	(386)
Accumulated other comprehensive income	716	186
Total stockholders’ equity	73,339	70,691
Total liabilities and stockholders’ equity	$724,602	$682,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

 (In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest and dividend income:
Interest on loans	$7,647	$7,553	$22,744	$22,993
Interest and dividends on securities:
Taxable	295	372	988	1,368
Tax-exempt	179	179	506	513
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds	49	40	125	100
Total interest and dividend income	8,170	8,144	24,363	24,974

Interest expense:
Interest on deposits	2,057	2,211	6,258	6,650
Interest on advanced payments by borrowers for taxes and insurance	4	4	12	11
Interest on Federal Home Loan Bank advances	311	413	946	1,515
Interest on subordinated debentures	26	25	76	143
Interest on securities sold under agreements to repurchase	60	68	156	205
Total interest expense	2,458	2,721	7,448	8,524
Net interest and dividend income	5,712	5,423	16,915	16,450
Provision for loan losses	362	359	1,237	1,666
Net interest and dividend income after provision for loan losses	5,350	5,064	15,678	14,784

Noninterest income:
Service charges on deposit accounts	346	321	1,031	1,018
Gain on sale of securities, net	64	50	211	259
Gain on sale of loans	35	80	164	297
Increase in cash surrender value of life insurance policies	86	89	263	273
Gain from legal settlement	1,283	—	1,283	—
Other income	83	6	274	281
Total noninterest income	1,897	546	3,226	2,128
Noninterest expense:
Salaries and employee benefits	2,136	2,071	6,654	6,268
Occupancy and equipment expense	807	829	2,431	2,485
Advertising and promotion	134	70	408	237
Professional fees	488	187	841	476
Data processing expense	177	166	525	501
FDIC insurance assessment	157	228	539	674
Stationery and supplies	40	46	136	153
Amortization of identifiable intangible assets	90	101	283	316
Write-down of other real estate owned	—	—	141	308
Other real estate owned	54	37	153	140
Other expense	501	469	1,464	1,543
Total noninterest expense	4,584	4,204	13,575	13,101
Income before income taxes	2,663	1,406	5,329	3,811
Income tax expense	982	496	1,937	1,371
Net income	$1,681	$910	$3,392	$2,440

Earnings per share:
Basic	$0.29	$0.15	$0.57	$0.41
Diluted	$0.28	$0.15	$0.57	$0.41
Dividends per share	$0.03	$0.03	$0.09	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements Changes in Stockholders’ Equity

For the Nine Months Ended December 31, 2010 and 2011

(in thousands except for share amounts)

						Unearned
						Shares
						Stock-		Accumulated
					Unearned	Based		Other
	Common Stock		Paid-in	Retained	ESOP	Incentive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Plans	Stock	Income	Total

Balance, March 31, 2010	6,938,087	$69	$59,786	$17,530	$(1,952)	$(522)	$(7,302)	$298	$67,907
ESOP shares released (33,892 shares)	—	—	3	—	238	—	—	—	241
Compensation cost for stock-based incentive plans	—	—	86	—	—	102	—	—	188
Dividends paid ($0.07 per share)	—	—	—	(416)	—	—	—	—	(416)
Treasury stock purchases (17,613 shares)	—	—	—	—	—	—	(129)	—	(129)
Comprehensive income:
Net income	—	—	—	2,440	—	—	—	—	2,440
Other comprehensive loss, net of tax effect	—	—	—	—	—	—	—	(494)	(494)
Total Comprehensive income	—	—	—	—	—	—	—	—	1,946

Balance, December 31, 2010	6,938,087	$69	$59,875	$19,554	$(1,714)	$(420)	$(7,431)	$(196)	$69,737

Balance, March 31, 2011	6,938,087	$69	$59,876	$20,091	$(1,714)	$(386)	$(7,431)	$186	$70,691
Issuance of stock for option exercise	7,504	—	62	—	—	—	—	—	62
ESOP shares released (33,874 shares)	—	—	85	—	238	—	—	—	323
Compensation cost for stock-based incentive plans	—	—	74	—	—	57	—	—	131
Dividends paid ($0.09 per share)	—	—	—	(534)	—	—	—	—	(534)
Treasury stock purchases (125,018 shares)	—	—	—	—	—	—	(1,256)	—	(1,256)
Transfer of ungranted incentive stock to treasury stock (25,347 shares)	—	—	(94)	—	—	329	(235)	—	—
Comprehensive income:
Net income	—	—	—	3,392	—	—	—	—	3,392
Other comprehensive income, net of tax effect	—	—	—	—	—	—	—	530	530
Total Comprehensive income	—	—	—	—	—	—	—	—	3,922

Balance, December 31, 2011	6,945,591	$69	$60,003	$22,949	$(1,476)	$—	$(8,922)	$716	$73,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,392	$2,440
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of fair value adjustments	79	(309)
Accretion of securities, net	68	(45)
Gain on sales and calls of investments, net	(211)	(259)
Writedown of other real estate owned	141	308
Provision for loan losses	1,237	1,666
Gain on sale of loans, net	(164)	(297)
Loans originated for sale	(3,872)	(2,479)
Proceeds from sale of loans for sale	3,641	2,562
Loss on sale of other real estate owned	15	9
Change in deferred loan origination costs, net	(204)	(574)
Depreciation and amortization	638	659
Decrease in accrued interest receivable	94	280
Deferred income tax benefit	(202)	(264)
Increase in cash surrender value of life insurance policies	(263)	(273)
Decrease in prepaid expenses and other assets	1,611	2,474
Amortization of identifiable intangible assets	282	316
Increase (decrease) in accrued expenses and other liabilities	114	(543)
Undistributed net loss of subsidiary	—	52
ESOP shares released	323	241
Compensation cost for stock option plan	57	85
Compensation cost for stock-based incentive plan	74	102

Net cash provided by operating activities	6,850	6,151

Cash flows from investing activities:
Purchases of available-for-sale securities	(32,576)	(32,136)
Proceeds from sales of available-for-sale securities	18,968	15,065
Proceeds from maturities of available-for-sale securities	14,076	21,964
Proceeds from sales of other real estate owned	311	589
Loan originations and principal collections, net	(28,528)	(5,699)
Purchases of loans	—	(9,206)
Recoveries of loans previously charged off	89	—
Proceeds from sale of loans	5,344	8,276
Non-refundable deposit on other real estate owned	6	—
Investment in cash surrender value of life insurance	—	(71)
Capital expenditures - premises and equipment	(682)	(107)

Net cash used in investing activities	(22,992)	(1,325)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

(continued)

	Nine Months Ended
	December 31,
	2011	2010

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts	31,543	16,107
Net increase in time deposits	3,149	466
Net increase in advanced payments by borrowers for taxes and insurance	1,139	952
Proceeds from Federal Home Loan Bank advances	—	1,798
Principal payments on Federal Home Loan Bank advances	(1,539)	(23,038)
Net increase in securities sold under agreement to repurchase	5,828	5,232
Purchase of treasury stock	(1,256)	(129)
Proceeds from exercise of stock options	62	—
Payments of cash dividends on common stock	(534)	(416)

Net cash provided by financing activities	38,392	972

Net increase in cash and cash equivalents	22,250	5,798
Cash and cash equivalents at beginning of period	43,612	38,982
Cash and cash equivalents at end of period	$65,862	$44,780

Supplemental disclosures:
Interest paid	$7,463	$8,980
Income taxes paid	2,461	1,417
(Decrease) increase in due from broker	(335)	500
Loans transferred to other real estate owned	536	966
Other real estate owned transferred to other assets	—	1,248

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

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were 130,146 and 143,293 shares that were anti-dilutive for the three and nine month periods ended December 31, 2011, respectively. As of December 31, 2010, 158,664 shares were anti-dilutive for both the three and nine month periods. Anti-dilutive shares are stock options with exercise prices in excess of the weighted-average market value for the same period and are not included in the determination of diluted earnings per share. Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands)
Three Months ended December 31, 2011
Basic EPS
Net Income	$1,681	—
Dividends and undistributed earnings allocated to unvested shares	—	—
Net income and income available to common stockholders	$1,681	5,891,989	$0.29
Effect of dilutive securities options	—	83,719
Diluted EPS
Income available to common stockholders and assumed conversions	$1,681	5,975,708	$0.28

Nine Months ended December 31, 2011
Basic EPS
Net Income	$3,392	—
Dividends and undistributed earnings allocated to unvested shares	(4)	—
Net income and income available to common stockholders	$3,388	5,923,897	$0.57
Effect of dilutive securities options	—	66,983
Diluted EPS
Income available to common stockholders and assumed conversions	$3,388	5,990,880	$0.57

Three Months ended December 31, 2010
Basic EPS
Net Income	$910	—
Dividends and undistributed earnings allocated to unvested shares	(2)	—
Net income and income available to common stockholders	$908	5,910,582	$0.15
Effect of dilutive securities options	—	26,992
Diluted EPS
Income available to common stockholders and assumed conversions	$908	5,937,574	$0.15

Nine Months ended December 31, 2010
Basic EPS
Net Income	$2,440	—
Dividends and undistributed earnings allocated to unvested shares	(7)	—
Net income and income available to common stockholders	$2,433	5,911,071	$0.41
Effect of dilutive securities options	—	28,877
Diluted EPS
Income available to common stockholders and assumed conversions	$2,433	5,939,948	$0.41

NOTE 4 – Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company adopted this ASU as of July 1, 2011. Refer to Note 7 – Allowance for Loan Losses, Impaired Assets and Troubled Debt Restructuring for this disclosure.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not expect this ASU to have a significant impact on its financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect this ASU to have a significant impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this ASU to have a significant impact on its financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operation.

NOTE 5 – Stock-Based Incentive Plan

At December 31, 2011, the Company maintained a stock-based incentive plan and an equity incentive plan. For the nine months ended December 31, 2011 and 2010, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the nine months ended December 31, 2011 and 2010 for the granting of stock options under the plans was $74,000 and $86,000, respectively. During the nine months ended December 31, 2011 and 2010, the Company granted 20,000 and 8,000 stock options, respectively.

The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the nine months ended December 31, 2011 and 2010 was $57,000 and $102,000, respectively.

The ungranted Stock-Based Incentive Plan shares were retired and transferred to Treasury Stock on December 29, 2011. There had been no grants from this plan in the last five years leading to the decision to retire the shares. Future grants of incentive stock under the plan, if any, will come from Treasury Stock and will be accounted for accordingly.

NOTE 6 – Loans

A summary of the balances of loans follows:

	December 31, 2011	March 31, 2011
	(In thousands)
Residential real estate:
1-4 family	$130,231	$149,740
Home equity loans	38,716	40,364
Commercial real estate	280,945	251,743
Consumer loans	9,652	8,581
Commercial loans	93,076	80,967
Total loans	552,620	531,395

Allowance for loan losses	(5,578)	(5,686)
Net deferred loan fees	1,090	886

Loans, net	$548,132	$526,595

The Company has transferred a portion of its originated commercial real estate loans and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains and losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2011 and March 31, 2011, the Company was servicing loans for participants aggregating $13.5 million and $13.1 million, respectively.

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

Activity in the allowance for loan losses is summarized below:

	1 – 4 Family Residential	Home Equity Loans	Commercial Real Estate	Consumer Loans	Commercial Loans	Total
	(In thousands)
Balance March 31, 2011	$738	$154	$1,981	$99	$2,714	$5,686
Provision	106	(33)	1,022	(19)	161	1,237
Charge Offs	(269)	—	(337)	(32)	(796)	(1,434)
Recoveries	55	—	3	15	16	89
Balance December 31, 2011	$630	$121	$2,669	$63	$2,095	$5,578

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of December 31, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Allowance for loan losses:
1-4 Family Residential	$217	$413	$630
Home equity loans	—	121	121
Commercial real estate	932	1,737	2,669
Consumer loans	—	63	63
Commercial loans	631	1,464	2,095
Total allowance for loan losses	$1,780	$3,798	$5,578

Loan balances:
1-4 Family Residential	$3,139	$127,092	$130,231
Home equity loans	271	38,445	38,716
Commercial real estate	10,106	270,839	280,945
Consumer loans	—	9,652	9,652
Commercial loans	4,838	88,238	93,076
Total loan balances	$18,354	$534,266	$552,620

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

The following table shows the risk rating grade of the loan portfolio broken-out by type as of December 31, 2011.

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
	(In thousands)
Grade:
Not formally rated	$126,821	$38,445	$—	$9,576	$—	$174,842
Pass	—	—	266,258	—	88,068	354,326
Special mention	—	—	5,408	—	1,390	6,798
Substandard	3,410	271	9,279	76	3,618	16,654
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$130,231	$38,716	$280,945	$9,652	$93,076	$552,620

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

The following table shows the Company’s impaired loans at December 31, 2011 and the interest income recognized on them for the three months ended December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential real estate:
1-4 family	$2,062	$2,113	$—	$2,160	$35
Home equity loans	271	271	—	279	4
Commercial real estate	7,601	7,749	—	6,726	82
Commercial loans	2,378	2,637	—	2,668	22
Total impaired with no related allowance recorded	$12,312	$12,770	$—	$11,833	$143

With an allowance recorded:
Residential real estate:
1-4 family	$1,065	$1,123	$217	$1,141	$34
Home equity loans	—	—	—	—	—
Commercial real estate	2,459	2,469	806	3,251	31
Commercial loans	2,419	2,940	632	2,921	45
Total impaired with an allowance recorded	$5,943	$6,532	$1,655	$7,313	$110

Total:
Residential real estate:
1-4 family	$3,127	$3,236	$217	$3,301	$69
Home equity loans	271	271	—	279	4
Commercial real estate	10,060	10,218	806	9,977	113
Commercial loans	4,797	5,577	632	5,589	67
Total impaired loans	$18,255	$19,302	$1,655	$19,146	$253

Delinquencies. The following table provides information about delinquencies in our loan portfolio as of December 31, 2011.

	30-59 Days	Greater Than 60- 89 Days	Greater Than 90 Days	Total Past Due	Non Accrual
	(In thousands)

Residential real estate:
1-4 family	$467	$—	$1,831	$2,298	$3,061
Home equity loans	39	—	71	110	172
Commercial real estate	4,119	1,772	2,827	8,718	7,211
Consumer loans	63	26	3	92	104
Commercial loans	1,096	120	2,660	3,876	4,055
Total	$5,784	$1,918	$7,392	$15,094	$14,603

Troubled Debt Restructuring. The following table provides information about troubled debt restructurings as of December 31, 2011.

	For the Nine Months Ended
	December 31, 2011
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings
Residential real estate:
1-4 family	3	$501	$501
Home equity loans	—	—	—
Commercial real estate	2	1,215	1,215
Consumer loans	—	—	—
Commercial loans	4	706	706
Total	9	$2,422	$2,422

The loans that are included in this table have all been reviewed for individual impairment under FAS 114. Collateral values have been taken into consideration and adjustments to the allowance for loan and lease losses have been calculated accordingly. None of the loans noted above have defaulted.

NOTE 8 – Investments in Available-for-Sale Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31 and March 31, 2011:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,754	$28	$6	$7,776
Debt securities issued by states of the United States and political subdivisions of the states	20,718	337	135	20,920
Mortgage-backed securities	29,836	1,210	261	30,785
Marketable equity securities	—	—	—	—
	58,308	1,575	402	59,481
Money market mutual funds included in cash and cash equivalents	—	—	—	—
	$58,308	$1,575	$402	$59,481

March 31, 2011:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,355	$25	$48	$7,332
Debt securities issued by states of the United States and political subdivisions of the states	19,372	83	688	18,767
Mortgage-backed securities	32,236	1,169	236	33,169
Marketable equity securities	9	—	—	9
	58,972	1,277	972	59,277
Money market mutual funds included in cash and cash equivalents	(9)	—	—	(9)
	$58,963	$1,277	$972	$59,268

At December 31, 2011 and March 31, 2011, the majority of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$994	$6	$—	$—	$994	$6
Debt securities issued by states of United States and political subdivisions of the states	4,065	27	2,127	108	6,192	135
Mortgage-backed securities	5,231	96	1,402	57	6,633	153
Total temporarily impaired securities	10,290	129	3,529	165	13,819	294
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	390	108	390	108
Total temporarily impaired securities	$10,290	$129	$3,919	$273	$14,209	$402

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at December 31, 2011 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended December 31, 2011 is as follows:

Non-Agency Mortgage-Backed
(In thousands)
Balance, April 1, 2011	$63
Additions for the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—

Balance December 31, 2011	$63

In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of December 31, 2011.

	Weighsted	Range
	Average	Minimum	Maximum
Prepayment rates	14.3%	6.5%	24.3%
Default rates	8.9	3.0	16.9
Loss severity	54.3	48.6	60.1

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

The following summarizes assets measured at fair value on a recurring basis for the period ending December 31, 2011:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,776	—	$7,776	$—
Debt securities issued by states of the United States and political subdivisions of the states	20,920	2,805	18,115	—
Mortgage-backed securities	30,785	697	30,088	—
Total securities available for sale	$59,481	$3,502	$55,979	$—

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2011, for which a nonrecurring change in fair value has been recorded.

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired Loans	$4,288	$—	$—	$4,288
Other real estate owned	1,559	—	—	1,559
Total	$5,847	$—	$—	$5,847

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

	December 31, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$65,862	$65,862	$43,612	$43,612
Available for sale securities	59,481	59,481	59,268	59,268
Federal Home Loan Bank stock	4,396	4,396	4,396	4,396
Loans held for sale	308	320	—	—
Loans, net	548,132	563,439	526,595	529,609
Accrued interest receivable	2,357	2,357	2,451	2,451

Financial liabilities:
Deposits	575,461	580,394	540,769	545,607
Advanced payments by borrowers for taxes and insurance	2,539	2,539	1,400	1,400
FHLB advances	37,577	39,348	39,113	40,554
Securities sold under agreement to repurchase	27,494	27,496	21,666	21,668
Subordinated debentures	3,925	1,453	3,918	1,371
Due to broker	165	165	500	500

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at December 31, 2011 and March 31, 2011

Assets

Total assets were $724.6 million at December 31, 2011, an increase of $42.6 million compared to $682.0 million at March 31, 2011. The increase in total assets was primarily due to a $22.3 million increase in cash and cash equivalents and a $21.5 million increase in net loans, partially offset by a $1.6 million decrease in other assets.

Liabilities

Total liabilities were $651.3 million at December 31, 2011, an increase of $39.9 million compared to $611.4 million at March 31, 2011. The increase in total liabilities was caused primarily by a $34.7 million increase in total deposits and a $5.8 million increase in repurchase agreements offset by a $1.5 million decrease in FHLB advances. At December 31, 2011, deposits are comprised of savings accounts totaling $78.3 million, money market deposit accounts totaling $123.6 million, demand and NOW accounts totaling $84.1 million, and certificates of deposits totaling $289.5 million. The Company’s core deposits, which the Company considers to be all deposits except for certificates of deposits, increased to 49.7% of total deposits at December 31, 2011 from 47.1% at March 31, 2011.

Stockholders’ Equity

Total stockholders’ equity increased $2.6 million to $73.3 million at December 31, 2011 from $70.7 million at March 31, 2011. The increase was primarily caused by net income of $3.4 million and an increase in other comprehensive income of $530,000 partially offset by dividends paid of $534,000 and shares repurchased under the Company’s stock repurchase plan of $1.3 million.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

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

Net Income

For the three months ended December 31, 2011, the Company reported net income of $1,681,000, compared to $910,000 for the year ago period. Basic and diluted income per share for the quarter ended December 31, 2011 were $0.29 and $0.28, respectively, compared to $0.15 each for the quarter ended December 31, 2010.

Net Interest and Dividend Income

Net interest and dividend income for the three months ended December 31, 2011 and 2010 totaled $5.7 million and $5.4 million, respectively. The Company’s net interest margin was 3.42% for the three months ended December 31, 2011 and 3.47% for the three months ended December 31, 2010. The decrease in the net interest margin for the quarter was primarily due to a 32 basis point decrease in the rate earned on interest-earning assets partially offset by a decrease of 26 basis points in the yield paid on interest-bearing liabilities. The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 3.25% for the quarter ended December 31, 2010 to 3.19% for the quarter ended December 31, 2011.

Interest and dividend income amounted to $8.3 million and $8.2 million for the three months ended December 31, 2011 and 2010, respectively. Average interest-earning assets were $674.0 million for the quarter ended December 31, 2011 compared to $630.0 million for the quarter ended December 31, 2010. The increase in average interest-earning assets was caused primarily by a $12.7 million increase in average interest bearing demand deposits with other banks and a $29.9 million increase in net loans. The yield earned on average interest-earning assets decreased 32 basis points to 4.87% for the three months ended December 31, 2011 from 5.19% for the three months ended December 30, 2010 due to the current low interest rate environment.

Interest expense for the quarters ended December 31, 2011 and 2010 was $2.5 million and $2.7 million, respectively. Average interest-bearing liabilities increased $23.7 million during the quarter ended December 31, 2011 from $556.3 million to $580.0 million primarily due to a $29.3 million increase in average interest-bearing deposits partially offset by a $3.6 million decrease in average FHLB advances and a $2.4 million decrease in average repurchase agreements. The average rate paid on interest-bearing liabilities decreased to 1.68% for the quarter ended December 31, 2011 from 1.94% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase, and a decrease in FHLB advances which generally have higher rates than deposits and repurchase agreements. The average rate paid on certificates of deposit decreased from 2.53% for the quarter ended December 31, 2010 to 2.28% for the current year quarter as market rates have decreased for this type of deposit.

Average Balance Sheet

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

	For the Quarters Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$66,049	$44	0.26%	$53,335	$39	0.29%
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities (1)	27,331	311	4.51	25,101	335	5.29
Mortgage-backed and mortgage-related securities	31,465	241	3.04	32,262	308	3.79
Federal Home Loan Bank and Bankers’ Bank stock	4,711	4	0.34	4,711	1	0.08
Loans, net	544,446	7,666	5.59	514,588	7,553	5.82
Total interest-earning assets	674,002	8,266	4.87	629,997	8,236	5.19
Noninterest-earning assets	39,012			47,617
Cash surrender value of life insurance	10,239			9,884
Total assets	$723,253			$687,498

Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$77,694	$152	0.78%	$72,494	$136	0.74%
NOW accounts	17,317	13	0.30	16,833	13	0.31
Money market accounts	123,660	224	0.72	103,724	235	0.90
Certificate accounts	290,492	1,668	2.28	286,893	1,827	2.53
Total deposits	509,163	2,057	1.60	479,944	2,211	1.83
Federal Home Loan Bank advances and subordinated debentures	41,681	337	3.21	45,255	438	3.84
Advanced payments by borrowers for taxes and insurance	1,926	4	0.82	1,560	4	1.02
Securities sold under agreements to repurchase	27,236	60	0.87	29,575	68	0.91
Total interest-bearing liabilities	580,006	2,458	1.68	556,334	2,721	1.94
Demand deposits	63,190			53,064
Other liabilities	3,355			8,387
Total liabilities	646,551			617,785
Stockholders’ Equity	76,702			69,713
Total liabilities and stockholders’ equity	$723,253			$687,498
Net interest and dividend income/net interest rate spread		$5,808	3.19%		$5,515	3.25%
Net interest margin			3.42%			3.47%
Ratio of interest-earning assets to interest-bearing liabilities	116.21%			113.24%

(1) Reported on a tax equivalent basis, using a 34% tax rate.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Quarter Ended December 31, 2011 Compared to Quarter Ended December 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$(3)	$8	$5
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	(57)	33	(24)
Mortgage-backed and mortgage-related securities	(59)	(8)	(67)
Federal Home Loan Bank and Bankers’ Bank stock	3	—	3
Loans, net	(265)	378	113
Total interest-earning assets	(381)	411	30

Interest-bearing liabilities:
Savings accounts	6	10	16
NOW accounts	(1)	1	—
Money market accounts	(274)	264	(10)
Certificate accounts	(181)	23	(158)
Federal Home Loan Bank advances and subordinated debentures	(67)	(34)	(101)
Advanced payments by borrowers for taxes and insurance	—	—	—
Securities sold under agreements to repurchase	(4)	(5)	(9)
Total interest-bearing liabilities	(521)	259	(262)
Increase in net interest and dividend income	$140	$152	$292

Provision for Loan Losses

The provision for loan losses for the quarters ended December 31, 2011 and 2010 were $362,000 and $359,000, respectively. The additions to and resulting increase in the allowance for loan losses at December 30, 2011 reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the quarter ended December 31, 2011, noninterest income was $1,897,000 compared to $546,000 for the quarter ended December 31, 2010. Affecting noninterest income for the three months ended December 30, 2011 was a gain on a legal settlement related to the Bank’s investment portfolio as well as increases of $14,000 in gains on securities and $77,000 in other income partially offset by a decrease of $45,000 in gains on sale of loans.

Noninterest Expense

Noninterest expense for the quarter ended December 31, 2011 was $4.6 million compared to $4.2 million for the quarter ended December 31, 2010. The increase was due largely to a $301,000 increase in professional services, primarily those related to the legal settlement related to our investment portfolio discussed under Noninterest Income above, a $65,000 increase in salaries and employee benefits and a $64,000 increase in advertising partially offset by a $71,000 decrease in FDIC insurance assessments caused by a change in the way these assessments are calculated by the FDIC. The FDIC is now using a capital-based calculation for their deposit insurance assessments instead of the deposit-based calculation that they had been using. The Company’s efficiency ratio improved from 70.4% for the quarter ended December 31, 2010 to 60.2% for the current year quarter. Taking out the effects of the previously mentioned legal settlement, the ratio would have improved from 70.4% for the quarter ended December 31, 2010 to 66.8% for the current quarter.

Provision for Income Taxes

The Company recorded income tax expense of $982,000 and $496,000 for the quarters ended December 31, 2011 and 2010, respectively, with effective tax rates of 36.9% and 35.3%, respectively.

Comparison of Operating Results for the Nine Months Ended December 31, 2011 and 2010

Net Income

For the nine months ended December 31, 2011, the Company reported net income of $3.4 million, compared to $2.4 million for the year ago period. Basic and diluted income per share for the nine months ended December 31, 2011 were $0.57 each compared to $0.41 each for the nine months ended December 31, 2010.

Net Interest and Dividend Income

Net interest and dividend income for the nine months ended December 31, 2011 and 2010 totaled $16.9 million and $16.5 million, respectively. The Company’s net interest margin decreased to 3.47% for the nine months ended December 31, 2011 from 3.52% for the nine months ended December 31, 2010. The decrease for the period was primarily due to an increase of $12.8 million in average federal funds sold and interest bearing deposits partially offset by increases in average net loans of $16.7 million and average deposits of $26.4 million. A 34 basis point decrease in the yield on average interest-earning assets and a 28 basis point decrease in the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 3.29% for the nine months ended December 31, 2010 to 3.23% for the nine months ended December 31, 2011.

Interest and dividend income amounted to $24.4 million and $25.0 million for the nine months ended December 31, 2011 and 2010, respectively. Average interest-earning assets were $657.6 million for the nine months ended December 31, 2011; an increase of $27.2 million, or 4.3%, compared to $630.4 million for the nine months ended December 31, 2010. The increase in average interest-earning assets was caused primarily by a $16.7 million increase in average net loans and a $12.8 million increase in federal funds sold partially offset by a $2.3 million decrease in investment securities. The yield earned on average interest-earning assets decreased to 4.97% for the nine months ended December 31, 2011 from 5.31% for the nine months ended December 31, 2010.

Interest expense for the nine months ended December 31, 2011 and 2010 was $7.4 million and $8.5 million, respectively. Average interest-bearing liabilities grew $8.1 million during the nine months ended December 31, 2011 from $560.1 million to $568.2 million primarily due to a $26.4 million increase in average interest-bearing deposits, partially offset by an $11.3 million decrease in FHLB advances and a $7.3 million decrease in repurchase agreements. The average rate paid on interest-bearing liabilities decreased to 1.74% for the nine months ended December 31, 2011 from 2.02% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase in the current low interest rate environment. The average rate paid on certificates of deposit decreased from 2.52% for the nine months ended December 31, 2010 to 2.33% for the current year period as market rates have decreased for this type of deposit.

Average Balance Sheet

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

	For the Nine Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$58,803	$111	0.25%	$46,047	$96	0.28%
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities (1)	26,098	970	4.93	26,020	1,094	5.58
Mortgage-backed and mortgage-related securities	32,022	786	3.26	34,403	1,052	4.06
Federal Home Loan Bank and Bankers’ Bank stock	4,711	14	0.39	4,711	4	0.11
Loans, net	536,014	22,744	5.63	519,267	22,993	5.88
Total interest-earning assets	657,648	24,625	4.97	630,448	25,239	5.31
Noninterest-earning assets	39,491			48,408
Cash surrender value of life insurance	10,151			9,750
Total assets	$707,290			$688,606

Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$77,513	$445	0.76%	$72,612	$468	0.86%
NOW accounts	16,868	38	0.30	17,063	42	0.33
Money market accounts	116,702	680	0.77	98,896	713	0.96
Certificate accounts	290,126	5,095	2.33	286,250	5,427	2.52
Total deposits	501,209	6,258	1.66	474,821	6,650	1.86
Federal Home Loan Bank advances and subordinated debentures	42,202	1,022	3.21	53,544	1,658	4.11
Advanced payments by borrowers for taxes and insurance	1,693	12	0.94	1,416	11	1.03
Securities sold under agreements to repurchase	23,057	156	0.90	30,336	205	0.90
Total interest-bearing liabilities	568,161	7,448	1.74	560,117	8,524	2.02
Demand deposits	59,622			51,037
Other liabilities	6,243			8,350
Total liabilities	634,026			619,504
Stockholders’ Equity	73,264			69,102
Total liabilities and stockholders’ equity	$707,290			$688,606
Net interest and dividend income/net interest rate spread		$17,177	3.23%		$16,715	3.29%
Net interest margin			3.47%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities	115.75%			112.56%

(1) Reported on a tax equivalent basis, using a 34% tax rate.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$(8)	$23	$15
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	(130)	6	(124)
Mortgage-backed and mortgage-related securities	(197)	(69)	(266)
Federal Home Loan Bank stock	10	—	10
Loans, net (1)	(1,064)	879	(185)
Total interest-earning assets	(1,389)	839	(550)

Interest-bearing liabilities:
Savings accounts	(60)	37	(23)
NOW accounts	(3)	(1)	(4)
Money market accounts	(540)	507	(33)
Certificate accounts	(407)	75	(332)
Federal Home Loan Bank advances and subordinated debentures	(322)	(314)	(636)
Advanced payments by borrowers for taxes and insurance	(1)	2	1
Securities sold under agreements to repurchase	—	(49)	(49)
Total interest-bearing liabilities	(1,333)	257	(1,076)
Increase in net interest and dividend income	$(56)	$582	$526

Provision for Loan Losses

The provision for loan losses for the nine months ended December 31, 2011 and 2010 were $1.2 million and $1.7 million, respectively. The additions to and resulting increase in the allowance for loan losses at December 31, 2011 reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the nine months ended December 31, 2011, noninterest income was $3.2 million compared to $2.1 million for the nine months ended December 31, 2010. The increase was primarily due to the previously mentioned gain on a legal settlement related to the Bank’s investment portfolio. Also affecting noninterest income for the nine months ended December 31, 2011 were decreases of $48,000 and $133,000 on gain on sale of securities and sale of loans, respectively.

Noninterest Expense

Noninterest expense for the nine months ended December 31, 2011 and 2010 was $13.6 million and $13.1 million, respectively. Besides the previously mentioned professional fees from the legal settlement, during the nine months ended December 31, 2011 the Company recorded increases of $386,000 in salaries and employee benefits and $171,000 in advertising and promotion, partially offset by decreases of $154,000 in write downs of other real estate owned and other real estate owned expenses and $135,000 in FDIC insurance.

Provision for Income Taxes

The Company recorded income tax expense of $1.9 million and $1.4 million for the nine months ended December 31, 2011 and 2010, respectively, with effective tax rates of 36.4% and 36.0%, respectively.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of December 31, 2011 of $37.6 million, with unused borrowing capacity of $32.5 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the nine months ended December 31, 2011 and 2010 the Company originated loans, net of principal pay downs, of approximately $32.4 million and $5.7 million, respectively. Purchases of investment securities totaled $32.2 million and $32.1 million for the nine months ended December 31, 2011 and 2010, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $575.5 million at December 31, 2011, a $34.7 million increase from the $540.8 million balance at March 31, 2011.

At December 31, 2011, the Company had outstanding commitments to originate $12.2 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $56.8 million. In addition, the Company had $2.9 million of commercial letters of credit. Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less totaled $152.4 million, or 26.5% of total deposits at December 31, 2011. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

As of December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s capital amounts and ratios as of December 31, 2011 are presented in the following table.

(Dollar amounts in thousands)

		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$58,760	8.33%
Total Risk-Based Capital	8%	$64,338	12.42%
Tier 1 Risk-Based Capital	4%	$58,760	11.34%

The Bank’s actual capital amounts and ratios as of December 31, 2011 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital (to Risk Weighted Assets)	$58,383	11.27%	$41,437	≥8.0%	$51,796	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	52,805	10.19	20,719	≥4.0	31,078	≥6.0
Tier 1 Capital (to Average Assets)	52,805	7.49	28,217	≥4.0	35,271	≥5.0

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

For the nine months ended December 31, 2011, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item1A.	Risk Factors.

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

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 119,705 shares of its common stock in the quarter ended December 31, 2011 as follows:

For the three months ended December 31, 2011	Total shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	15,401	$9.38	15,401	336,280
November	40,700	10.05	40,700	295,580
December	63,604	10.26	63,604	231,976
Total	119,705	$10.07	119,705	231,976

The Company’s stock repurchase program was authorized August 29, 2011 to repurchase 332,257 shares of the Company’s outstanding shares. Stock repurchases will be made from time to time and may be effected through open market purchases, block trades and in privately negotiated transactions.

Item3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of New England Bancshares, Inc. (1)
3.2	Bylaws of New England Bancshares, Inc. (2)
4.1	Specimen stock certificate of New England Bancshares, Inc.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (iv) the notes to the Condensed Consolidated Financial Statements. (3)

(1)	Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.
(2)	Incorporated by reference into this document from Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2011.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated: February 14, 2012	By:	/s/ Jeffrey J. Levitsky
Jeffrey J. Levitsky
Interim Chief Financial Officer
(principal financial officer)

Dated: February 14, 2012	By:	/s/ David J. O’Connor
David J. O’Connor
President, Chief Executive Officer and Director

