Form 10-K
period 2012-03-31
New England Bancshares, Inc.
filed 2012-06-28
CIK 1338248

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________to ___________________________

Commission File No. 001-51589

New England Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	04-3693643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

855 Enfield Street, Enfield, Connecticut	06082
(Address of Principal Executive Offices)	Zip Code

 (860) 253-5200

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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
(Do not check box if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

As of June 20, 2012, there were outstanding 5,806,263 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on September 30, 2011 is $49,423,656.

DOCUMENTS INCORPORATED BY REFERENCE

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

The Bank, formerly named Valley Bank, was acquired by New England Bancshares in July 2007. Prior to acquiring the Bank, the Company was the savings and loan holding company for Enfield Federal Savings and Loan Association (“Enfield Federal”), a federal savings association. The Company operated Valley Bank and Enfield Federal as separate subsidiaries until May 2009, when Enfield Federal was merged with and into Valley Bank, and the combined bank was renamed New England Bank. On June 8, 2009 the Company acquired Apple Valley Bank & Trust Company (“Apple Valley”) of Cheshire, Connecticut, through the merger of Apple Valley into New England Bank. References in the Form 10-K to the Bank shall mean New England Bank and its predecessors, where applicable.

New England Bancshares’ Website and Availability of Securities and Exchange Commission Filing

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

According to statistics published by the U.S. Census Bureau, Connecticut’s 2011 population was approximately 3,580,709, an increase of approximately 5.1% from 2000. In 2010, there were approximately 1,487,891 housing units in Connecticut, an increase of 14.3% from 2000. Median household income for Connecticut in 2010 was $67,740.

Competition

We face intense competition both in making loans and attracting deposits. As of June 30, 2011, the most recent date for which data is available from the FDIC, we held approximately 1.3% of the deposits in Hartford County, where the Bank has 11 out of its 15 branches, which was the 11th largest share of deposits out of 25 financial institutions in the county. Central Connecticut has a high concentration of financial institutions and financial services providers, many of which are branches of large money centers, super-regional and regional banks which have resulted from the consolidation of the banking industry in New England. Many of these competitors have greater resources than we do and may offer products and services that we do not provide.

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

Commercial Real Estate Loans. We originate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in our primary market area, and to a much lesser extent multi-family residential properties. At March 31, 2012, commercial real estate loans totaled $289.1 million, or 51.9% of total loans, compared to 47.4% of total loans at March 31, 2011. Our commercial real estate loans are generally made with terms of up to 25 years. These loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal plus a margin of 50 to 200 basis points or the five-year Federal Home Loan Bank (the “FHLB”) Classic Advance Rate plus a margin of 225 to 325 basis points. We generally do not make these loans with loan-to-value ratios exceeding 80%. At March 31, 2012, the largest commercial real estate loan was a $4.7 million loan, which was secured by owner-occupied commercial real estate. This loan was performing according to its terms at March 31, 2012.

One-to-Four-Family Residential Loans. At March 31, 2012, residential loans totaled $125.6 million or 22.6% of total loans. At March 31, 2012, 80.3% of our residential loans were fixed-rate and 19.7% were adjustable-rate.

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

The Bank previously offered its full-time employees who satisfied certain criteria and our general underwriting standards fixed- and adjustable-rate residential mortgage loans with interest rates 50 basis points below the rates offered to our other customers. The employee mortgage rate normally ceases upon termination of employment. Upon termination of the employee mortgage rate, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continued to remain in effect. Currently, the Bank does not offer this type of program. As of March 31, 2012, we had $2.2 million of employee residential mortgage loans, or 0.40% of net loans.

Commercial Loans. At March 31, 2012, we had $94.7 million in commercial loans, which amounted to 17.0% of total loans. In addition, at such date, we had $25.1 million of unadvanced commercial lines of credit. We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans, revolving lines of credit and Small Business Administration guaranteed loans. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are generally based on the prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to the two-, five- or ten-year FHLB Amortizing Advance Rate, as corresponds to the term of the loan, plus a margin. The Company generally does not make unsecured commercial loans.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. Our commercial loans are also supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made typically in amounts of up to 80% of the value of the collateral securing the loan. At March 31, 2012, our largest commercial loan was a $3.8 million commercial term loan secured by business asset. The loan was performing according to its terms at March 31, 2012.

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At March 31, 2012, home equity loans and lines of credit totaled $37.7 million, or 6.8% of total loans. Additionally, at March 31, 2012, the unadvanced amounts of home equity lines of credit totaled $12.8 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. Home equity lines of credit are offered with adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to a maximum of 18% or 6% above the initial interest rate, whichever is lower.

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

Consumer Loans. We offer fixed rate loans secured by mobile homes. These loans have terms up to 25 years and loan-to-value ratios up to 90% of the mobile home’s value and require that the borrower obtain hazard insurance. At March 31, 2012, mobile home loans totaled $7.7 million or 1.4% of total loans and 78.6% of consumer loans. For the fiscal year ended March 31, 2012, the Company originated $1.7 million of mobile home loans.

We also offer fixed-rate automobile loans for new or used vehicles with terms of up to 66 months and loan-to-value ratios of up to 90% of the lesser of the purchase price or the retail value shown in the NADA Car Guide. At March 31, 2012, automobile loans totaled $413,000 or 0.1% of total loans and 4.2% of consumer loans.

Other consumer loans at March 31, 2012 amounted to $1.7 million, or 0.3% of total loans and 17.3% of consumer loans. These loans include secured and unsecured personal loans. Personal loans generally have a fixed-rate, a maximum borrowing limitation of $10,000 and a maximum term of four years. Collateral loans are generally secured by a passbook account or a certificate of deposit.

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

We generally retain most of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. The sales occur at time of origination; therefore none of these loans have been classified as held-for-sale. We sold $3.0 million and $2.5 million of participation interests in fiscal 2012 and 2011, respectively. In fiscal 2007, the Bank commenced selling long-term, fixed-rate residential loans to the Federal Home Loan Bank (the “FHLB”) under its Mortgage Partnership Finance Program to assist with managing our interest rate risk and increasing our net interest margin. Loans are sold with servicing retained and the loans have recourse to the Company on a formula basis. The Bank sold $8.6 million and $8.8 million of these loans in fiscal 2012 and 2011, respectively.

We purchase participation interests from other community-based financial institutions, primarily commercial real estate loans, commercial construction loans, commercial loans and residential loans. Such loans totaled $42.3 million and $58.9 million at March 31, 2012 and 2011, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender. We have not historically purchased any whole loans. However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate risk management strategy.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Connecticut. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), passbook and savings accounts, and certificates of deposit. At March 31, 2012, core deposits, which consist of savings, demand, NOW and money market accounts, comprised 50.4% of our deposits. We do not currently utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates, but not to be the market leader.

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

Personnel

As of March 31, 2012, we had 119 full-time employees and 23 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION

General

As a bank holding company, New England Bancshares is required by federal law to file reports with and otherwise comply with, the rules and regulations, of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). New England Bank, as a state commercial bank, is subject to extensive regulation, examination and supervision by the Connecticut Department of Banking, as its primary state regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer. New England Bank is a member of the Federal Home Loan Bank System. New England Bank must file reports with the Connecticut Department of Banking and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Connecticut Department of Banking and the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Connecticut Department of Banking, the FDIC, the Federal Reserve Board or the United States Congress, could have a material adverse impact on New England Bancshares, New England Bank and their operations. As further described below under “The Dodd-Frank Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), is significantly changing the bank regulatory structure and affecting the lending, investing, trading and operating activities of financial institutions and their holding companies.

Certain of the regulatory requirements applicable to New England Bancshares and New England Bank are referred to below. This description of statutory provisions and regulations applicable to savings institutions and their holding companies does not purport to be a complete description of such statutes and regulations and their effect on New England Bancshares and New England Bank.

The Dodd-Frank Act

The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

On June 12, 2012, the Federal Reserve Board, the FDIC and other federal bank regulatory agencies issued a proposed rule that would revise the agencies’ current capital rules as required by the Dodd-Frank Act. The proposed rule would revise the agencies’ risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision (“Basel III”). Provisions of the proposed rule include implementation of a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. The rule would also apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rule would also revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. On June 12, 2012, the bank regulatory agencies also issued a proposed rule that would revise the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity. These revisions include methods for determining risk-weighted assets for residential mortgages, securitization exposures, and counterparty credit risk.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd Frank Act also repealed the federal prohibition on the payment of interest on business transaction and other demand accounts, requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Their impact on operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for banks and their holding companies.

Federal and State Banking Regulation

Business Activities. The activities of New England Bank, a state commercial bank, are governed by the Connecticut Department of Banking and the FDIC, which regulate, among other things, the scope of the business of a bank, the investments a bank must or may maintain, the nature and amount of collateral for certain loans a bank makes, the establishment of branches and the activities of a bank with respect to mergers and acquisitions.

Loans-to-One-Borrower Limitations. As a Connecticut chartered commercial bank, New England Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of its unimpaired capital and surplus. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. At March 31, 2012, the Bank’s loans-to-one borrower limitation was $8.9 million and the largest aggregate outstanding balance of loans to one borrower was $7.4 million.

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

As noted under “—The Dodd-Frank Act” above, the Federal Reserve Board, the FDIC and other federal bank regulatory agencies have recently issued a proposed rule that would revise the capital requirements applicable to New England Bank and New England Bancshares.

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

As noted under “—The Dodd-Frank Act” above, the Federal Reserve Board, the FDIC and other federal bank regulatory agencies have recently issued a proposed rule that would revise the prompt corrective action framework.

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

As noted under “—The Dodd-Frank Act” above, the Federal Reserve Board, the FDIC and other federal bank regulatory agencies have recently issued a proposed rule that would apply additional limits to the capital distributions that a banking organization may make.

Assessment for Examinations. The Bank’s operations are subject to examination by the FDIC and the State of Connecticut Department of Banking. The assessments paid by New England Bank for such examinations for the year ended March 31, 2012 totaled $34,000.

Enforcement. New England Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws.

Federal Insurance of Deposit Accounts. The FDIC insures deposits at FDIC insured financial institutions such as New England Bank. Deposit accounts in New England Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Pursuant to the Dodd-Frank Act, certain noninterest bearing checking accounts have unlimited coverage through December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may revise the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second calendar quarter of 2009. In addition, the FDIC required all insured institutions to prepay their quarterly risk-based assessments for the fourth calendar quarter of 2009, and for all of calendar 2010, 2011 and 2012. The prepayment was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years. Any unused prepaid assessments would be returned to the institution in June 2013.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of New England Bank’s deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended March 31, 2012, New England Bank paid $46,000 in fees related to the FICO.

Transactions with Affiliates. New England Bank’s authority to engage in transactions with its affiliates is governed by the Federal Reserve Act and implementing regulations. The Federal Reserve Act limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings. Certain transactions, such as extensions of credit to, or guarantees issued on behalf of, an affiliate, are subject to specific collateralization requirements. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2011, the Dodd-Frank Act required that the 10% of capital limit on these transactions begin to apply to financial subsidiaries as well. Any covered transaction with an affiliate, such as the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions, must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, New England Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for New England Bank, nor does it limit their discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with their examination of New England Bank to assess New England Bank’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by New England Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. New England Bank received a “Satisfactory” CRA rating in its most recent examination.

Federal Home Loan Bank System. New England Bank is a member of the Federal Home Loan Bank of Boston, which is one of the 12 regional Federal Home Loan Banks making up the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. As of March 31, 2012, New England Bank was in compliance with this requirement with investments in the capital stock of the Federal Home Loan Bank of Boston of $4.1 million.

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

Federal Reserve System. Under Federal Reserve Board regulations, New England Bank is required to maintain noninterest-earning reserves against its transaction accounts. New England Bank is in compliance with these requirements.

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

New England Bancshares is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis). The current requirements and actual capital levels for New England Bancshares and New England Bank are detailed in Note 15 of “Notes to Consolidated Financial Statements” filed in Part II, Item 8, “Financial Statements and Supplementary Data.” Traditionally, the capital guidelines for a bank holding company have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allow inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As noted under “—The Dodd-Frank Act” above, the Dodd-Frank Act required that holding company capital standards be as stringent as those applicable to the insured institutions themselves. The Federal Reserve Board, the FDIC and other federal bank regulatory agencies have recently issued a proposed rule that would revise the capital requirements applicable to New England Bank and New England Bancshares.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies can affect the ability of New England Bancshares to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

The status of New England Bancshares as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

FEDERAL AND STATE TAXATION

Federal Taxation

General. New England Bancshares and New England Bank report their consolidated taxable income on a fiscal year basis ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to New England Bancshares and New England Bank. Our federal tax returns are not currently under audit or have not been subject to an audit during the past five years, except as follows. In 2011 the Internal Revenue Service completed an audit of our federal tax returns for the years ended March 31, 2009 and 2008.

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

At March 31, 2012, our commercial loan portfolio consisted of $289.0 million of commercial real estate loans and $94.7 million of commercial business loans, or 51.9% and 17.0% of total loans, respectively. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for commercial construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past four years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased and market rates on the loans we have originated are at levels lower than were available prior to the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. This has resulted in recent increases in our net interest rate spread. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. Although our net interest rate spread increased by 12 basis points and 46 basis points in fiscal 2010 and 2011, respectively, our net interest rate spread decreased by 11 basis points during fiscal 2012. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition,” below.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits. Because interest rates we pay on our deposits would be expected to increase more quickly than the increase in the yields we earn on our interest-earning assets, our net interest income would be adversely affected.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the interest rates on existing loans and securities.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2011, we held 1.3% of the deposits in Hartford County, which was the 11th largest market share of deposits out of the 25 financial institutions in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly change the bank regulatory structure and affecting the lending, deposit taking, investing, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The Federal Reserve Board, the FDIC and other federal bank regulatory agencies recently issued a proposed rule that would revise the agencies’ current capital rules as required by the Dodd-Frank Act. The proposed rule would include a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. The rule would also apply limits on a banking organization’s capital distributions if the banking organization does not hold a specified “buffer” of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rule would also revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity.

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

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company currently conducts its business through fifteen full-service banking offices and two administrative offices. The net book value of the Company’s properties or leasehold improvements was $5.8 million at March 31, 2011.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration

Executive/Main Office:

855 Enfield Street, Enfield, Connecticut	Leased	2006	2031

Operations Center:

45 North Main Street, Bristol, Connecticut	Leased	2006	2017(1)

Branch Offices:

4 Riverside Avenue, Bristol, Connecticut	Leased	1999	2020 (2)

888 Farmington Avenue, Bristol, Connecticut	Owned	2004	—

124 Main Street, Broad Brook, Connecticut	Owned	2003	—

286 Maple Avenue, Cheshire, Connecticut	Leased	2001	2021(3)

1 Shoham Road, East Windsor, Connecticut	Leased	2005	2015(4)

287 Somers Road, Ellington, Connecticut	Owned	2005	—

268 Hazard Avenue, Enfield, Connecticut	Owned	1962	—

23 Main Street, Manchester, Connecticut	Owned	2002	—

98 Main Street, Southington, Connecticut	Leased	2006	2028 (5)

158 North Main Street, Southington, Connecticut	Owned	2007	—

112 Mountain Road, Suffield, Connecticut	Leased	1988	2013

8 South Main Street, Terryville, Connecticut	Leased	2002	2012 (6)

707 North Colony Road, Wallingford, Connecticut	Leased	2006	2016 (1)

20 Main Street, Windsor Locks, Connecticut	Leased	2002	2017

(1)	We have an option to renew this lease for two additional five-year terms.
(2)	We have an option to renew this lease for two additional five-year terms
(3)	We have an option to renew this lease for one additional ten-year term.
(4)	We have an option to renew this lease for two additional seven-year terms.
(5)	We have an option to terminate this lease in 2018.
(6)	We have an option to renew this lease for one additional ten-year term.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits involving the Company and the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. In the opinion of management, after consultation with the Company’s legal counsel, no such pending claims or lawsuits are expected to have a material adverse effect on the financial condition or operations of the Company, taken as a whole. The Company is not a party to any material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCOLURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “NEBS.” According to the records of its transfer agent, the Company had approximately 1,348 stockholders of record as of June 20, 2012. The following table sets forth the high and low sales prices and dividends paid per share for the Company’s common stock for each of the fiscal quarters in the two-year period ended March 31, 2012. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 10 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	High	Low	Dividends
Fiscal 2012:
Fourth Quarter	$11.02	$9.72	$0.03
Third Quarter	11.26	9.09	0.03
Second Quarter	9.70	9.09	0.03
First Quarter	9.90	9.00	0.03

Fiscal 2011:
Fourth Quarter	$10.56	$7.92	$0.03
Third Quarter	9.00	7.00	0.03
Second Quarter	7.88	6.50	0.02
First Quarter	8.65	7.00	0.02

The Company repurchased 67,191 shares of its common stock in the quarter ended March 31, 2012 as follows:

For the three months ended March 31, 2012	Total shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January	57,991	$10.51	182,696	149,561
February	2,200	10.10	184,896	147,361
March	7,000	10.22	191,896	140,361
Total	67,191	$10.47

The Company’s stock repurchase program was authorized August 29, 2011 to repurchase 332,257 shares of the Company’s outstanding shares. Stock repurchases were made from time to time and were effected through open market purchases, block trades and in privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Not completed due to Registrant’s status as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Amortization of identifiable intangible assets consists of the amortization, on a straight-line basis over a ten-year period, of the $886,000 core deposit intangible that was incurred in connection with the acquisition of Windsor Locks Community Bank, FSL in December 2003 and the amortization, on a sum-of-years digits basis over a ten-year period, of the $2.5 million core deposit intangible that was incurred in conjunction with the Company’s acquisition of First Valley Bancorp, Inc. in July 2007.

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

Pursue opportunities to increase commercial real estate lending in our market area

Commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. Commercial real estate loans increased $37.3 million and $28.2 million for the years ended March 31, 2012 and 2011, respectively, and at March 31, 2012 comprised approximately 51.9% of total loans. There are many commercial properties located in our market area, and we may pursue the larger lending relationships associated with these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines. We have added expertise in our commercial loan department in recent years. Additionally, we may employ additional commercial lenders in the future to help increase our commercial lending.

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

Expand our delivery system through a combination of increased uses of technology and additional branch facilities

We intend to expand the ways in which we reach and serve our customers. We implemented internet banking in fiscal 2003, which allows our customers to access their accounts and pay bills online. In fiscal 2006, we introduced an enhancement to our website to enable customers to obtain loan information to apply for a residential or commercial loan online. Additionally, in fiscal 2008 we introduced remote deposit capture, a product which allows commercial customers to deposit checks from their office with the use of a scanner; thereby eliminating the need to physically visit an office to make a deposit. Also, we opened new branch offices in East Windsor, Connecticut in October 2005, Ellington, Connecticut in April 2006, our Farmington Avenue, Bristol branch office in March 2007 and our Southington branch office in January 2007. In addition, we added four branch offices with our acquisition of Valley Bank in July 2007, and three branch offices in connection with our acquisition of Apple Valley Bank & Trust Company in June 2009. We intend to pursue expansion in our market area in the future, whether through de novo branching or acquisition. However, we have not entered into any binding commitments regarding our expansion plans.

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 50.4% of our total deposits at March 31, 2012. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers. We also hope to increase core deposits by pursuing expansion inside and outside of our market area through de novo branching.

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

Merger Agreement With United Financial Bancorp, Inc.

On May 30, 2012, New England Bancshares entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Financial Bancorp, Inc. (“United Financial”), the holding company of United Bank, pursuant to which the Company will merge with and into United Financial, with United Financial as the surviving entity (the “Merger”). In addition, the Bank will merge with and into United Bank, with United Bank as the surviving entity.

Under the terms of the Merger Agreement, each share of Company common stock issued and outstanding at the time of closing will be converted into the right to receive 0.9575 of a share of United Financial common stock. The merger is currently expected to be completed in the fourth quarter of 2012.

The directors and executive officers of the Company have agreed to vote their shares in favor of the approval of the Merger Agreement at the Company stockholders’ meeting to be held to vote on the proposed transaction. David J. O’Connor, current President and Chief Executive Officer of the Company, and one additional member of the Company’s Board of Directors will join the Board of Directors of United Financial. If the Merger Agreement is terminated under certain circumstances, the Company has agreed to pay United Financial a termination fee of $3.2 million.

The completion of the Merger is subject to customary closing conditions, including regulatory approval and approval by stockholders of the Company and United Financial. The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning confidential information in connection with, alternative business combination transactions.

The Merger Agreement also contains usual and customary representations and warranties that the Company and United Financial made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the Company and United Financial, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties may have been used to allocate risk between the Company and United Financial rather than establishing matters as facts.

Balance Sheet Analysis

Loans. We originate real estate loans secured by commercial real estate, residential real estate and construction loans, which are secured by residential and commercial real estate. At March 31, 2012, real estate loans totaled $452.4 million, or 81.2% of total loans, compared to $441.8 million, or 83.2%, of total loans at March 31, 2011.

Commercial real estate loans totaled $289.1 million at March 31, 2012, which represented 63.9% of real estate loans and 51.9% of total loans, compared to $251.7 million at March 31, 2011, which represented 57.0% of real estate loans and 47.4% of total loans. Commercial real estate loans increased $37.3 million, or 14.8%, for the year ended March 31, 2012 primarily due to the Company focusing on this type of lending.

One-to-four family residential real estate loans totaled $125.6 million at March 31, 2012, which represented 27.8% of real estate loans and 22.6% of total loans compared to $149.7 million at March 31, 2011, which represented 33.9% of real estate loans and 28.2% of total loans. Residential real estate loans decreased $24.1 million for the year ended March 31, 2012, primarily due to the Company selling originated loans in the secondary market and loan payoffs.

We originate home equity loans and lines of credit secured by residential real estate. This portfolio totaled $37.7 million at March 31, 2012, which represented 6.8% of total loans, compared to $40.4 million at March 31, 2011, which represented 7.6% of total loans.

We also originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable, in addition to issuing letters of credit. Commercial business loans totaled $94.7 million at March 31, 2012, which represented 17.0% of total loans, compared to $81.0 million at March 31, 2011, which represented 15.2% of total loans. Commercial business loans increased $13.7 million, or 16.9% for the year ended March 31, 2012 primarily due to the Company focusing on these types of loans.

We originate a variety of consumer loans, including loans secured by mobile homes, automobiles and passbook or certificate accounts. Consumer loans totaled $9.8 million and represented 1.8% of total loans at March 31, 2012, and $8.6 million at March 31, 2011 which represented 1.6% of total loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31,
	2012		2011		2010		2009		2008
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars in thousands)
Mortgage loans:
1-to-4 family residential	$125,636	22.56%	$149,740	28.18%	$174,004	33.47%	$125,613	29.90%	$130,297	34.65%
Commercial real estate	289,057	51.91	251,743	47.37	223,567	43.00	177,498	42.26	155,152	41.26
Home equity loans and lines	37,724	6.77	40,364	7.60	40,157	7.72	33,515	7.98	32,239	8.57
Total mortgage loans	452,417	81.24	441,847	83.15	437,728	84.19	336,626	80.14	317,688	84.48
Consumer loans	9,772	1.76	8,581	1.61	7,293	1.40	6,491	1.55	6,292	1.67
Commercial loans	94,668	17.00	80,967	15.24	74,918	14.41	76,935	18.31	52,058	13.85
Total loans	556,857	100.00%	531,395	100.00%	519,939	100.00%	420,052	100.00%	376,038	100.00%

Deferred loan origination fees, net	1,086		886		190		(28)		(223)
Allowance for loan losses	(5,697)		(5,686)		(4,625)		(6,458)		(4,046)
Total loans, net	$552,246		$526,595		$515,504		$413,566		$371,769

The following table sets forth certain information at March 31, 2012 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	1-to-4 Family Resi- dential	Commercial Real Estate	Home Equity Loans and Lines of Credit	Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$1,582	$10,949	$510	$655	$26,707	$40,403
More than one year to three years	375	16,703	3,142	570	16,267	37,057
More than three years to five years	1,330	17,601	6,931	807	18,556	45,225
More than five years to ten years	5,700	42,401	13,986	441	27,261	89,789
More than ten years to fifteen years	10,821	55,514	7,405	3,455	2,579	79,774
More than fifteen years	105,828	145,889	5,750	3,844	3,298	264,609
Total amount due	$125,636	$289,057	$37,724	$9,772	$94,668	$556,857

The following table sets forth the dollar amount of all loans at March 31, 2012 that are due after March 31, 2013 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Due After March 31, 2013
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Mortgage loans:
1-to-4 family residential loans	$99,114	$24,940	$124,054
Commercial real estate	55,040	223,068	278,108
Home equity loans and lines of credit	15,332	21,882	37,214
Total mortgage loans	169,486	269,890	439,376
Consumer loans	8,693	424	9,117
Commercial loans	37,270	30,691	67,961
Total loans	$215,449	$301,005	$516,454

The following table shows loan activity during the periods indicated.

	For the Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Beginning balance, loans, net	$526,595	$515,504	$413,566
Originations:
Mortgage loans:
1-to-4 family residential loans	15,441	9,448	18,877
Commercial real estate	57,612	33,446	32,216
Construction loans	4,199	1,589	4,195
Total mortgage loans	77,252	44,483	55,288
Consumer loans	2,899	482	2,609
Commercial loans	34,139	11,973	15,711
Total loan originations	114,290	56,938	73,608
Loans sold	(8,571)	(8,798)	—
Loan participations purchased	—	10,555	51,236
Loans acquired in merger	—	—	60,233
Deduct:
Principal loan repayments and other, net	(78,479)	(46,652)	(78,257)
Loan charge-offs, net of recoveries	(1,589)	(952)	(4,882)
Ending balance, loans, net	$552,246	$526,595	$515,504

Available-for-Sale Securities. Our securities portfolio consists primarily of mortgage-backed securities, municipal securities, U.S. government and agency securities and, to a lesser extent, marketable equity securities. Although municipal securities generally have greater credit risk than U.S. Treasury and government securities, they generally have higher yields than government securities of similar duration. Available-for-sale securities increased $2.3 million, or 3.9%, in the year ended March 31, 2012 due to increases in all investment categories, except for municipal securities. The majority of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At March 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investments in available-for-sale securities:
U.S. government and federal agencies	$6,499	$6,470	$7,355	$7,332	$8,833	$8,956
Municipal securities	25,322	25,361	19,372	18,767	15,670	15,273
Mortgage-backed securities	29,014	29,756	32,236	33,169	38,988	39,750
Marketable equity securities	—	—	9	9	—	—
Total	60,835	61,587	58,972	59,277	63,491	63,979
Money market mutual funds included in cash and cash equivalents	—	—	(9)	(9)	—	—
Total	$60,835	$61,587	$58,963	$59,268	$63,491	$63,979

At March 31, 2012, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity, except for the U.S. government and federal agencies.

The following table sets forth activity in our available-for-sale securities:

	At and For the Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Mortgage-related securities:
Mortgage-related securities, beginning of period (1)	$33,169	$39,750	$44,041
Acquired in merger	—	—	2,412
Purchases	7,579	8,484	7,996
Sales	—	—	(470)
Repayments and prepayments	(10,777)	(15,301)	(14,603)
Increase (decrease) in net premium	(24)	40	75
Increase (decrease) in net unrealized gain	(191)	196	299
Net (decrease) increase in mortgage-related securities	(3,413)	(6,581)	(4,291)
Mortgage-related securities, end of period (1)	$29,756	$33,169	$39,750

Investment securities:
Investment securities, beginning of period (1)	$26,099	$24,229	$27,780
Acquired in merger	—	—	592
Purchases	38,488	33,824	31,757
Sales	(23,855)	(21,054)	(22,445)
Maturities	(9,449)	(10,326)	(14,953)
(Decrease) increase in net premium	(90)	(41)	43
Reclass from other assets to securities	—	—	671
(Decrease) increase in net unrealized gain	638	(533)	784
Net increase(decrease) in investment securities	5,732	1,870	(3,551)
Investment securities, end of period (1)	$31,831	$26,099	$24,229

(1)	At fair value

The following table sets forth the maturities and weighted average yields of securities at March 31, 2012. Weighted average yields are presented on a tax-equivalent basis.

	Within One Year		One To Five Years		Five To Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government and Federal agencies	$—	—%	$—	—%	$501	2.73%	$5,969	1.99%	$6,470	2.04%
Municipal securities	178	3.30	1,398	3.61	4,027	3.10	19,758	3.68	25,361	3.58
Mortgage-backed securities	—	—	36	3.82	490	4.70	29,230	2.25	29,756	2.93
Total	$178	3.30%	$1,434	3.61%	$5,018	3.22%	$54,957	2.74%	$61,587	3.10%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals and, to a lesser extent, commercial customers, within our market area. We do not currently use brokered deposits as a source of funding. Deposits increased $40.5 million for the year ended March 31, 2012 due to increases in every deposit category. The Company has continued to experience disintermediation, as rates on other types of investments (CDs and money market accounts) have increased substantially over the past several years resulting in customers moving funds from the generally lower rates of savings accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	At March 31,
	2012	2011
	(In thousands)
Non-interest bearing accounts	$69,412	$59,787
NOW and money market accounts	142,062	117,914
Savings accounts	81,311	76,731
Certificates of deposit	288,483	286,337
Total	$581,268	$540,769

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of March 31, 2012. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$14,724	1.83%
Over three through six months	12,581	1.62
Over six through twelve months	20,653	1.56
Over twelve months	60,400	2.82
Total	$108,358	2.31%

The following table sets forth the time deposits classified by rates at the dates indicated.

		At March 31,
	2012	2011	2010
		(In thousands)
Certificate accounts:
0.00 to 2.00%	$162,384	$136,870	$101,981
2.01 to 3.00%	41,709	44,866	49,484
3.01 to 4.00%	57,553	69,090	88,608
4.01 to 5.00%	19,427	27,324	38,040
5.01 to 6.00%	7,410	8,187	8,134
Fair value adjustment	—	—	253	(1)
Total	$288,483	$286,337	$286,500

(1)	Represents the remaining balance of the fair value adjustment on the deposits of Apple Valley Bank at the time of the purchase of Apple Valley Bank in July 2009.

The following table sets forth the amount and maturities of time deposits classified by rates at March 31, 2012.

	Amount Due
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	Total	Percent of Total Certificate Accounts
	(In thousands)
Certificate accounts:
0 to 2.00%	$106,707	$38,948	$8,759	$7,970	$162,384	56.3%
2.01 to 3.00%	16,361	2,631	2,364	20,353	41,709	14.5
3.01 to 4.00%	10,581	11,106	18,216	17,650	57,553	19.9
4.01 to 5.00%	4,875	14,552	—	—	19,427	6.7
5.01 to 6.00%	1,590	5,820	—	—	7,410	2.6
Total	$140,114	$73,057	$29,339	$45,973	$288,483	100.0%

The following table sets forth the deposit activity for the periods indicated.

	For the Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)

Net deposits	$32,259	$14,346	$11,219
Deposits acquired through merger	—	—	76,380
Interest credited on deposit accounts (1)	8,240	8,851	10,537
Total increase in deposit accounts	$40,499	$23,197	$98,136

(2)	Includes amortization of fair value adjustment.

Borrowings. We use advances from the Federal Home Loan Bank and securities sold under agreements to repurchase to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

The following table sets forth certain information regarding our borrowed funds:

	At or For the Years Ended March 31,
	2012	2011	2010
	(Dollars in thousands)

Federal Home Loan Bank advances:
Average balance outstanding	$37,094	$46,437	$61,837
Maximum amount outstanding at any month-end during the period	38,974	56,860	66,566
Balance outstanding at end of period	33,044	39,113	56,860
Weighted average interest rate during the period	3.30%	3.94%	4.19%
Weighted average interest rate at end of period	3.24%	3.22%	4.05%

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

Capital Securities accrue and pay distributions quarterly at a variable annual rate equal to the 3 month LIBOR plus 1.90%. The rate for the quarterly period February 23, 2012 to May 22, 2012 equated to 2.39%. First Valley Bancorp fully and unconditionally guaranteed all of the obligations of the Trust, which are now guaranteed by the Company. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities, but only to the extent that the Trust has funds necessary to make these payments.

Capital Securities are mandatorily redeemable upon the maturing of the Debentures on August 23, 2035 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Debentures, in whole or in part at the liquidation amount plus any accrued but unpaid interest to the redemption date.

The trust and guaranty provide for the binding of any successors in the event of a merger, as is the case in the merger of First Valley Bancorp and the Company. The Company has assumed the obligations of First Valley Bancorp in regards to the Debentures due to the acquisition of First Valley Bancorp by the Company.

Results of Operations for the Years Ended March 31, 2012 and 2011

Overview.

	2012	2011	% Change
	(Dollars in thousands)

Net income	$4,559	$3,154	44.55%
Return on average assets	0.64%	0.46%	39.13
Return on average equity	6.29%	4.55%	38.24
Average equity to average assets	10.17%	10.12%	0.49

Net income increased due primarily to increases in net interest and dividend income, a decrease in the provision for loan losses and a gain from a legal settlement related to the investment portfolio partially offset by increases in noninterest expense and income tax expense. Net interest and dividend income increased primarily as a result of a higher average balance of interest-earning assets and a decrease in the cost of funds, partially offset by a decrease in the yield on interest-earning assets and a higher average balance of interest-bearing liabilities.

Net Interest and Dividend Income. Net interest and dividend income totaled $22.6 million for the year ended March 31, 2012, an increase of $500,000 or 2.3% compared to the prior fiscal year. This resulted mainly from a $33.8 million increase in average interest-earning assets during the year partially offset by an 11 basis point decrease in our interest rate spread to 3.25% and a $13.9 million increase in average interest-bearing liabilities. Our net interest margin decreased 9 basis points to 3.48% for fiscal 2012.

Interest and dividend income decreased $614,000, or 2.2%, from $33.4 million for fiscal 2011 to $32.8 million for fiscal 2012. Average interest-earning assets were $660.8 million for fiscal 2012, an increase of $33.8 million, or 5.4%, compared to $627.0 million for fiscal 2011. The increase in average interest-earning assets resulted primarily from increases in loans and federal funds sold, interest-bearing deposits and marketable equity securities, partially offset by a decrease in mortgage-backed and mortgage-related securities. The yield on interest-earning assets decreased from 5.33% to 4.95% due primarily to a decline in interest rates which affected our loan portfolio, the yield on which decreased 23 basis points.

Interest expense decreased $1.2 million, or 11.3%, from $11.0 million for fiscal 2011 to $9.8 million for fiscal 2012. Average interest-bearing liabilities grew $13.9 million, or 2.5%, from $555.9 million for fiscal 2011 to $569.8 million for fiscal 2012 due primarily to increases in deposits partially offset by a decrease in Federal Home Loan Bank advances and subordinated debentures, and securities sold under agreements to repurchase. The average rate paid on interest-bearing liabilities decreased to 1.71% for fiscal 2012 from 1.98% for fiscal 2011 due to the decline in interest rates on deposits and securities sold under agreements to repurchase.

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

	For the Fiscal Years Ended March 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$57,706	$166	0.29%	$41,606	$123	0.30%	$53,122	$295	0.56%
Investments in available for sale securities, other than mortgage-backed and mortgage-related securities (1)	27,013	1,307	4.84	26,114	1,456	5.58	24,909	1,483	5.95
Mortgage-backed and mortgage-related securities	31,778	1,001	3.15	33,827	1,338	3.96	41,798	2,037	4.87
Federal Home Loan Bank and Bankers Bank stock	4,694	21	0.45	4,396	—	—	4,322	—	—
Loans, net (2)	539,582	30,304	5.62	521,012	30,496	5.85	480,813	28,867	6.00
Total interest-earning assets	660,774	32,799	4.96	626,955	33,413	5.33	604,964	32,682	5.40
Noninterest-earning assets	39,714			48,550			45,491
Cash surrender value of life insurance	10,195			9,806			9,392
Total assets	$710,683			$685,311			$659,847

Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$77,911	$596	0.76%	$73,019	$605	0.83%	$69,297	$683	0.99%
NOW accounts	17,069	51	0.30	16,891	54	0.32	16,342	63	0.39
Money market accounts	118,421	875	0.74	99,291	922	0.93	83,112	1,282	1.54
Certificate accounts	290,000	6,694	2.31	286,405	7,167	2.50	285,163	8,467	2.97
Total deposits	503,401	8,216	1.63	475,606	8,748	1.84	453,914	10,495	2.31
Federal Home Loan Bank advances and subordinated debentures	41,026	1,328	3.24	50,351	1,995	3.96	65,743	2,841	4.32
Advanced payments by borrowers for taxes and insurance	1,589	15	0.94	1,336	15	1.12	1,209	15	1.24
Securities sold under agreements to repurchase	23,809	213	0.89	28,610	261	0.91	18,593	190	1.02
Total interest-bearing liabilities	569,825	9,772	1.71	555,903	11,019	1.98	539,459	13,541	2.51
Demand deposits	60,978			51,874			45,569
Other liabilities	7,634			8,211			7,915
Total liabilities	638,437			615,988			592,943
Stockholders’ Equity	72,246			69,323			66,904
Total liabilities and stockholders’ equity	$710,683			$685,311			$659,847
Net interest income/net interest rate spread (3)		$23,027	3.25%		$22,394	3.35%		$19,141	2.89%
Net interest margin (4)			3.48%			3.57%			3.16%
Ratio of interest-earning assets to interest-bearing liabilities	115.96%			112.78%			112.14%

(1)	Reported on a tax equivalent basis, using a 34% tax rate.
(2)	Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. We record interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011			Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$(4)	$46	$42	$(117)	$(55)	$(172)
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	(209)	60	(149)	(134)	107	(27)
Mortgage-backed and mortgage-related securities	(260)	(76)	(336)	(348)	(351)	(699)
Federal Home Loan Bank stock	21	—	21	—	—	—
Loans, net (1)	(1,106)	915	(191)	(698)	2,327	1,629
Total interest-earning assets	(1,558)	945	613	(1,297)	2,028	731

Interest-bearing liabilities:
Savings accounts	(58)	49	(9)	(117)	39	(78)
NOW accounts	(4)	1	(3)	(11)	2	(9)
Money market accounts	(702)	655	(47)	(705)	345	(360)
Certificate accounts	(561)	88	(473)	(1,337)	37	(1,300)
Federal Home Loan Bank advances and subordinated debentures	(333)	(334)	(667)	(223)	(623)	(846)
Advanced payments by borrowers for taxes and insurance	(1)	2	1	—	—	—
Securities sold under agreements to repurchase	(6)	(43)	(49)	(17)	88	71
Total interest-bearing liabilities	(1,665)	418	(1,247)	(2,410)	(112)	(2,522)
Increase in net interest income	$107	$527	$634	$1,113	$2,140	$3,253

(1)	Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. We record interest income on non-accruing loans on a cash basis. Loan fees are included in interest income.

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

We recorded provisions for loan losses of $1.6 million and $2.0 million in the years ended March 31, 2012 and 2011, respectively. The provision was relatively stable as the quality of the loan portfolio has remained relatively stable over the last year.

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

Noninterest Income (Charges). The following table shows the components of noninterest (charges) income and the percentage changes from 2012 to 2011.

	2012	2011	% Change
	(In thousands)

Service charges on deposit accounts	$1,407	$1,321	6.5%
Gain on sales and calls of securities, net	276	327	(18.5)
Gain on sale of loans	280	306	(8.5)
Increase in cash surrender value of life insurance policies	348	367	(5.2)
Gain from legal settlement	1,283	—	100.0
Other income	422	205	105.9
Total	$4,016	$2,526	59.0%

The $1,490,000 increase in noninterest income was primarily due to the $1,283,000 increase in gain on from legal settlement related to the investment portfolio and a $217,000 increase in other income, partially offset by the $51,000 decrease in gain on sale of securities and the $26,000 decrease in gain on sale of loans.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from fiscal 2012 to fiscal 2011.

	2012	2011	% Change
	(In thousands)
Salaries and employee benefits	$8,966	$8,585	4.4%
Occupancy and equipment expenses	3,213	3,358	(4.3)
Advertising and promotion	571	282	102.5
Professional fees	1,100	594	85.2
Data processing expense	710	675	5.2
FDIC insurance assessment	569	944	(39.7)
Stationery and supplies	190	213	(10.8)
Amortization of identifiable intangible assets	372	417	(10.8)
Write-down of other real estate owned	141	524	(73.1)
Other real estate owned	245	177	38.4
Other expense	2,027	2,008	(0.9)
Total	$18,104	$17,777	1.8

Efficiency ratio (1)	68.1%	72.4%

(1)	Computed as noninterest expense divided by the sum of net interest and dividend income and other income.

The increase in noninterest expense was due primarily to the increase in advertising and promotion and professional fees, partially offset by decreases in FDIC insurance assessment and write-down of other real estate owned.

Income Taxes. The Company recorded income tax expense of $2.3 million for the fiscal year ended March 31, 2012 compared to $1.6 million in the previous year.

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

Non-performing assets totaled $16.7 million, or 2.29% of total assets, at March 31, 2012, which was an increase of $1.8 million from March 31, 2011. As a result, nonperforming loans as a percentage of loans increased from 2.53% at March 31, 2011 to 2.72% at March 31, 2012. At March 31, 2012 we had four residential properties and three commercial properties classified as other real estate owned totaling $1.5 million. We had five residential properties and three commercial properties classified as other real estate owned with a balance of $1.5 million at March 31, 2011. At March 31, 2012, non-accrual loans consisted of twenty six residential real estate loans, thirty commercial loans, twenty two commercial real estate loans, eight consumer loans and seven home equity loans, compared to twenty-three residential real estate loans, eighteen commercial loans, seventeen commercial real estate loans, eight consumer loans and six home equity loans at March 31, 2011.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans:
Mortgage loans:
Residential loans	$3,734	$4,429	$3,119	$1,905	$737
Commercial real estate	7,141	5,461	2,664	3,918	—
Home equity loans and lines of credit	170	184	102	439	398
Total mortgage loans	11,045	10,074	5,885	6,262	1,135
Consumer loans	56	165	46	28	22
Commercial loans	4,072	3,203	3,064	5,636	10
Total nonaccrual loans	15,173	13,442	8,995	11,926	1,167
Other real estate owned	1,491	1,496	2,846	141	—
Other repossessed assets	—	—	173	—	—
Total nonperforming assets	$16,664	$14,938	$12,014	$12,067	$1,167
Performing troubled debt restructurings	3,000	—	—	—	—

Total nonperforming assets and performing troubled debt restructurings	$19,664	$14,938	$12,014	$12,067	$1,167
Impaired loans	$15,311	$15,339	$7,978	$10,135	$398
Accruing loans 90 days or more past due	—	214	—	15	8
Allowance for loan losses as a percent of loans (1)	1.02%	1.07%	0.89%	1.54%	1.08%
Allowance for loan losses as a percent of nonperforming loans (2)	37.55%	42.30%	51.42%	54.15%	346.70%
Nonperforming loans as a percent of loans (1)(2)	2.72%	2.53%	1.73%	2.84%	0.31%
Nonperforming assets as a percent of total assets	2.29%	2.19%	1.78%	2.11%	0.23%

(1)	Loans are presented before allowance for loan losses.
(2)	Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the full collection of interest or principal.

Interest income that would have been recorded for the year ended March 31, 2012 had non-accruing loans been current according to their original terms amounted to $640,000, none of which was recognized in interest income.

Troubled Debt Restructurings. At March 31, 2012, we had total troubled debt restructurings of $5.0 million. At March 31, 2012, $3.0 million of our troubled debt restructurings were accruing and performing in accordance with their modified terms.

For the year ended March 31, 2012, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $278,000. Interest income recognized on such loans for the year ended March 31, 2012 was $232,000.

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

Classified Assets. The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At March 31,
	2012	2011
	(In thousands)
Special mention assets	$9,252	$11,420
Substandard assets	25,983	26,693
Doubtful assets	—	—
Loss assets	—	—
Total classified and criticized assets	$35,235	$38,113

Classified assets at March 31, 2012 included ninety three loans totaling $18.5 million that were considered non-performing. Classified assets at March 31, 2011 included seventy two loans totaling $13.4 million that were considered non-performing.

Classified and special mention assets decreased $2.9 million to $35.2 million at March 31, 2012, from $38.1 million at March 31, 2011, and were 6.3% and 7.2% of total loans at March 31, 2012 and 2011, respectively. The decrease was caused primarily by the reduction of loans in the special mention category.

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At March 31, 2012, we had no potential problem loans that are not discussed above under “—Classified Assets.”

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31, 2012				At March 31, 2011				At March 31, 2010
	30-89 Days		90 Days or More(2)		30-89 Days		90 Days or More(2)		30-89 Days		90 Days or More(2)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Mortgage loans:
Residential loans	5	$2,771	12	$2,217	7	$1,724	13	$2,772	13	$2,617	14	$2,105
Commercial real estate	11	2,854	12	4,976	20	7,109	9	2,223	11	2,676	10	3,843
Home equity loans and lines	2	266	3	84	10	533	3	89	5	174	3	80
Total mortgage loans	18	5,891	27	7,277	37	9,366	25	5,084	29	5,467	27	6,028
Consumer loans	6	149	3	47	2	14	7	162	5	43	2	3
Commercial loans	9	1,795	18	3,545	14	2,322	12	2,069	10	2,108	15	2,074
Total	33	$7,835	48	$10,869	53	$11,702	44	$7,315	44	$7,618	44	$8,105
Delinquent loans to loans (1)		1.41%		1.95%		2.20%		1.37%		1.46%		1.56%

(1)	Loans are presented before the allowance for loan losses and net of deferred loan origination fees.
(2)	Includes all non-accrual loans.

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

At March 31, 2012, our allowance for loan losses represented 1.02% of total loans and 37.55% of non-performing loans. The allowance for loan losses increased $11,000 from March 31, 2011 to March 31, 2012 due to a provision for loan losses of $1.6 million, partially offset by net charge-offs of $1.6 million. The provision for loan losses for the year ended March 31, 2012 reflected the deterioration in the local economy as well as continued growth of the loan portfolio, particularly the increase in commercial real estate and commercial loans, which carry higher risks of default than one- to four-family residential real estate loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At March 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
Residential loans	$789	22.56%	$738	28.18%	$566	33.47%	$545	29.90%	$531	34.65%
Commercial real estate	2,794	51.91	1,981	47.37	1,824	43.00	1,981	42.26	2,202	41.26
Home equity loans and lines of credit	127	6.78	154	7.60	177	7.72	296	7.98	287	8.57
Consumer loans	64	1.75	98	1.61	39	1.40	68	1.55	54	1.67
Commercial loans	1,923	17.00	2,715	15.24	2,019	14.41	3,568	18.31	972	13.85
Total allowance for loan losses	$5,697	100.00%	$5,686	100.00%	$4,625	100.00%	$6,458	100.00%	$4,046	100.00%

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

	At or For the Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$5,686	$4,625	$6,458	$4,046	$1,875
Provision for loan losses	1,600	2,013	3,049	2,929	307
Charge-offs:
Residential loans	379	145	202	127	24
Commercial real estate loans	313	29	540	—	58
Home equity loans and lines of credit	17	—	14	—	—
Consumer loans	42	65	27	36	34
Commercial loans	974	771	4,160	354	15
Total charge-offs	1,725	1,010	4,943	517	131
Recoveries:
Residential loans	58	9	3	—	—
Consumer loans	22	7	24	—	3
Commercial loans	56	42	34	—	11
Total Recoveries	136	58	61	—	14
Net charge-offs	1,589	952	4,882	517	117
Allowance obtained through merger	—	—	—	—	1,981
Balance at end of period	$5,697	$5,686	$4,625	$6,458	$4,046
Ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.18%	0.94%	0.12%	0.03%
Allowance for loan losses as a percent of loans (1)	1.02%	1.07%	0.89%	1.54%	1.08%
Allowance for loan losses as a percent of nonperforming loans (2)	37.55%	42.30%	51.42%	54.15%	346.70%

(1)	Loans are presented before allowance for loan losses.
(2)	Non-performing loans consist of all loans 90 days or more past due and other loans which we have identified as presenting uncertainty with respect to the collectibility of interest or principal.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $62.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $61.6 million at March 31, 2012. In addition, at March 31, 2012 we had $33.0 million in outstanding advances from the Federal Home Loan Bank of Boston, and the ability to borrow an additional $30.8 million from the Federal Home Loan Bank of Boston, subject to collateral requirements.

At March 31, 2012, we had $78.6 million in loan commitments outstanding, which included $12.6 million in undisbursed construction loans and $37.9 million in unused lines of credit. Certificates of deposit due within one year of March 31, 2012 totaled $140.1 million, or 24.1% of total deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents our contractual obligations at March 31, 2012.

	Payments Due by Period
	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In thousands)

Long-Term Debt Obligations (1)	$37,181	$3,835	$14,016	$13,302	$6,028
Operating Lease Obligations	12,393	990	1,901	1,861	7,641
Total	$49,574	$4,825	$15,917	$15,163	$13,669

__________________

(1)	Consists of Federal Home Loan Bank advances, subordinated debentures and excludes fair value adjustment.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended March 31,
	2012	2011	2010
		(In thousands)
Investing activities:
Loan originations	$114,290	$56,938	$73,608
Loan participations purchased	—	10,555	51,236
Securities purchased	46,067	42,308	39,753

Financing activities:
Increase in deposits	$40,499	$23,197	$98,136
(Decrease) increase in FHLB advances	(6,069)	(17,747)	(9,973)
(Decrease) increase in securities sold under agreements to repurchase	6,086	(1,794)	11,391

Capital Management. The Bank manages its capital to maintain strong protection for depositors and creditors and is subject to various regulatory capital requirements. The risk-based capital guidelines for the Bank include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. The Company is also subject to capital requirements on a consolidated basis. At March 31, 2012, the Company and the Bank exceeded all of their regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Description of Business” and Note 15 of “Notes to the Consolidated Financial Statements.”

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at March 31, 2012 and their effect on our liquidity is presented at Note 20 of the Notes to the Consolidated Financial Statements included in this annual report and under “—Risk Management—Liquidity Management.”

For the year ended March 31, 2012, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The required disclosures are included in Note 4 to the Company’s Financial Statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s results of operation or financial position.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s results of operation or financial position.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The required disclosures are included in Note 4 to the Company’s Financial Statements.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation – Retirement Benefits - Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The Board of Directors

New England Bancshares, Inc.

Enfield, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of New England Bancshares, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Bancshares, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
June 12, 2012

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and 2011

(Dollars In Thousands, Except Per Share Amounts)

	2012	2011
ASSETS
Cash and due from banks	$9,666	$8,738
Interest-bearing demand deposits with other banks	52,398	34,865
Money market mutual funds	—	9
Total cash and cash equivalents	62,064	43,612
Investments in available-for-sale securities, at fair value	61,587	59,268
Federal Home Loan Bank stock, at cost	4,100	4,396
Loans, net of allowance for loan losses of $5,697 as of March 31, 2012 and $5,686 as of March 31, 2011	552,246	526,595
Premises and equipment, net	6,161	6,245
Other real estate owned	1,491	1,496
Accrued interest receivable	2,392	2,451
Deferred income taxes, net	4,741	4,874
Cash surrender value of life insurance	10,371	10,023
Identifiable intangible assets	915	1,287
Goodwill	16,783	16,783
Other assets	3,651	5,014
Total assets	$726,502	$682,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$69,412	$59,787
Interest-bearing	511,856	480,982
Total deposits	581,268	540,769
Advanced payments by borrowers for taxes and insurance	1,504	1,400
Federal Home Loan Bank advances	33,044	39,113
Subordinated debentures	3,927	3,918
Securities sold under agreements to repurchase	27,752	21,666
Other liabilities	5,637	4,487
Total liabilities	653,132	611,353

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,945,591 shares issued at March 31, 2012 and 6,938,087 shares issued at March 31, 2011	69	69
Paid-in capital	60,001	59,876
Retained earnings	23,942	20,091
Unearned ESOP shares, 147,641 shares at March 31, 2012 and 181,515 at March 31, 2011	(1,476)	(1,714)
Treasury stock, 998,967 shares at March 31, 2012 and 781,411 March 31, 2011, at cost	(9,625)	(7,431)
Unearned shares, stock-based incentive plans, no shares at March 31, 2012 and 35,984 shares at March 31, 2011	—	(386)
Accumulated other comprehensive income	459	186
Total stockholders’ equity	73,370	70,691
Total liabilities and stockholders’ equity	$726,502	$682,044

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31, 2012 and 2011

(Dollars In Thousands, Except Per Share Amounts)

	2012	2011
Interest and dividend income:
Interest and fees on loans	$30,209	$30,496
Interest and dividends on securities:
Taxable	1,261	1,757
Tax-exempt	691	683
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds	166	123
Total interest and dividend income	32,327	33,059

Interest expense:
Interest on deposits	8,216	8,748
Interest on advanced payments by borrowers for taxes and insurance	15	15
Interest on Federal Home Loan Bank advances	1,225	1,827
Interest on subordinated debentures	103	168
Interest on securities sold under agreements to repurchase	213	261
Total interest expense	9,772	11,019
Net interest and dividend income	22,555	22,040
Provision for loan losses	1,600	2,013
Net interest and dividend income after provision for loan losses	20,955	20,027

Noninterest income:
Service charges on deposit accounts	1,407	1,321
Gain on securities, net	309	327
Impairment loss on securities (includes total losses of $33 net if $- recognized on other comprehensive income, pretax)	(33)	—
Gain on sale of loans	280	306
Increase in cash surrender value of life insurance policies	348	367
Gain from legal settlement	1,283	—
Other income	422	205
Total noninterest income	4,016	2,526
Noninterest expense:
Salaries and employee benefits	8,966	8,585
Occupancy and equipment expense	3,213	3,358
Advertising and promotion	571	282
Professional fees	1,100	594
Data processing expense	710	675
FDIC insurance assessment	569	944
Stationery and supplies	190	213
Amortization of identifiable intangible assets	372	417
Write-down of other real estate owned	141	524
Other real estate owned	245	177
Other expense	2,027	2,008
Total noninterest expense	18,104	17,777
Income before income taxes	6,867	4,776
Income tax expense	2,308	1,622
Net income	$4,559	$3,154

Earnings per share:
Basic	$0.77	$0.53
Diluted	0.76	0.53
Dividends per share	0.12	0.10

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2012 and 2011

(Dollars In Thousands, Except Per Share Amounts)

						Unearned
						Shares
						Stock-		Accumulated
					Unearned	Based		Other
	Common Stock		Paid-in	Retained	ESOP	Incentive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Plans	Stock	Income	Total
Balance, March 31, 2010	6,938,087	$69	$59,786	$17,530	$(1,952)	$(522)	$(7,302)	$298	$67,907
ESOP shares released (33,884 shares)	—	—	4	—	238	—	—	—	242
Compensation cost for stock-based incentive plans	—	—	86	—	—	136	—	—	222
Dividends paid ($0.10 per share)	—	—	—	(593)	—	—	—	—	(593)
Treasury stock purchases (17,613 shares)	—	—	—	—	—	—	(129)	—	(129)
Comprehensive income:
Net income	—	—	—	3,154	—	—	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	—	—	—	(112)	—
Comprehensive income	—	—	—	—	—	—	—	—	3,042
Balance, March 31, 2011	6,938,087	69	59,876	20,091	(1,714)	(386)	(7,431)	186	70,691
Issuance of stock for option exercise	7,504	—	61	—	—	—	—	—	61
ESOP shares released (33,874 shares)	—	—	86	—	238	—	—	—	324
Compensation cost for stock-based incentive plans	—	—	72	—	—	57	—	—	129
Dividends paid ($0.12 per share)	—	—	—	(708)	—	—	—	—	(708)
Treasury stock purchases (192,209 shares)	—	—	—	—	—	—	(1,959)	—	(1,959)
Transfer of ungranted incentive stock to treasury stock (25,347 shares)	—	—	(94)	—	—	329	(235)	—	—
Comprehensive income:
Net income	—	—	—	4,559	—	—	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	—	—	—	273	—
Comprehensive income	—	—	—	—	—	—	—	—	4,832
Balance, March 31, 2012	6,945,591	$69	$60,001	$23,942	$(1,476)	$—	$(9,625)	$459	$73,370

The accompanying notes are an integral part of these consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2012 and 2011

(In Thousands)

	2011	2012
Cash flows from operating activities:
Net income	$4,559	$3,154
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of fair value adjustments	117	(330)
Amortization (accretion) of securities, net	108	(16)
Gain on sales and calls of securities, net	(309)	(327)
Writedown of available for sale securities	33	—
Writedown of other real estate owned	141	524
Provision for loan losses	1,600	2,013
Gain on sale of loans, net	(280)	(306)
Loans originated for sale	(4,802)	(5,082)
Proceeds from sale of loans for sale	4,952	5,240
(Gain) loss on sale of other real estate owned	(6)	40
Change in deferred loan origination costs, net	(200)	(696)
Depreciation and amortization	732	841
Loss on disposal of fixed assets	41	11
Decrease in accrued interest receivable	59	317
Deferred income tax benefit	(40)	(511)
Increase in cash surrender value of life insurance policies	(348)	(367)
Decrease in prepaid expenses and other assets	1,342	3,419
Amortization of identifiable intangible assets	372	417
Increase (decrease) in accrued expenses and other liabilities	570	(220)
ESOP shares released	285	274
Compensation cost for stock option plan	72	86
Compensation cost for stock-based incentive plan	57	136

Net cash provided by operating activities	9,055	8,617

Cash flows from investing activities:
Proceeds from maturities of interest-bearing time deposits with other banks	—	99
Purchases of available-for-sale securities	(46,067)	(41,309)
Proceeds from sales of available-for-sale securities	23,855	21,054
Proceeds from maturities of available-for-sale securities	21,126	25,626
Proceeds from redemption of Federal Home Loan Bank stock	296	—
Proceeds from sales of other real estate owned	333	361
Loan originations and principal collections, net	(31,406)	(6,252)
Purchases of loans	—	(10,555)
Recoveries of loans previously charged off	136	58
Proceeds from sale of loans	3,769	3,755
Non-refundable deposit on other real estate owned	13	—
Investment in life insurance policies	—	(70)
Capital expenditures - premises and equipment	(668)	(166)

Net cash used in investing activities	(28,613)	(7,399)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2012 and 2011

(In Thousands)

(continued)

	2012	2011
Cash flows from financing activities:
Net increase in demand deposits, NOW, MMDA and savings accounts	38,353	23,360
Net increase in time deposits	2,146	90
Net increase in advanced payments by borrowers for taxes and insurance	104	229
Proceeds from Federal Home Loan Bank advances	—	14,298
Principal payments on Federal Home Loan Bank advances	(6,073)	(32,049)
Net increase (decrease) in securities sold under agreements to repurchase	6,086	(1,794)
Purchase of treasury stock	(1,959)	(129)
Proceeds from exercise of stock options	61	—
Payments of cash dividends on common stock	(708)	(593)

Net cash provided by financing activities	38,010	3,412

Net increase in cash and cash equivalents	18,452	4,630
Cash and cash equivalents at beginning of year	43,612	38,982
Cash and cash equivalents at end of year	$62,064	$43,612

Supplemental disclosures:
Interest paid	$9,800	$11,228
Income taxes paid	2,510	1,069
Increase in due to broker	619	500
Loans transferred to other real estate owned	536	1,303
Other real estate owned transferred to other assets	—	1,248
Other real estate owned transferred to loans	60	480

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2012 and 2011

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

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposits with other banks and money market mutual funds. Cash and due from banks as of March 31, 2012 and 2011 includes $2.5 million and $2.3 million, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in the FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of March 31, 2012 management deems its investment in FHLB stock to be not other-than-temporarily impaired.

On February 23, 2012, the Federal Home Loan Bank of Boston notified the Bank of its intent to repurchase excess stock. On March 9, 2012, the Federal Home Loan Bank of Boston repurchased 2,957 shares of its stock from the Bank for $295,700.

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

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2012.

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

Consumer loans: Loans in this segment are generally secured by non-real estate collateral, which includes mobile homes, vehicles and deposit accounts. To a lesser extent the Bank makes unsecured loans and repayment is dependent on the credit quality of the individual borrower.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

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

EARNINGS PER SHARE (“EPS”):

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had 113,721 and 155,664 anti-dilutive shares at March 31, 2012 and 2011, respectively. Anti-dilutive shares are stock options with weighted-average exercise prices in excess of the weighted-average market value of the Company’s stock for the same period. Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

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

STOCK-BASED COMPENSATION:

At March 31, 2012, the Company has two stock-based incentive plans which are described more fully in Note 13; the Company accounts for the plans under ASC 718-10, “Compensation - Stock Compensation - Overall.” During the year ended March 31, 2012 and 2011, $140,000 and $248,000, respectively in stock-based employee compensation was recognized.

ADVERTISING COSTS:

It is the Company’s policy to expense advertising costs as incurred. Advertising and promotion expense is shown as a separate line item in the consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The required disclosures are included in Note 4.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.” This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s results of operation or financial position.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s results of operation or financial position.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The required disclosures are included in Note 4.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation – Retirement Benefits - Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of March 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
		(In thousands)
March 31, 2012:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$6,499	$8	$37	$6,470

Debt securities issued by states of the United States and political subdivisions of the states	25,322	330	291	25,361
Mortgage-backed securities	29,015	994	253	29,756
	$60,836	$1,332	$581	$61,587

March 31, 2011:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$7,355	$25	$48	$7,332
Debt securities issued by states of the United States and political subdivisions of the states	19,372	83	688	18,767
Mortgage-backed securities	32,236	1,169	236	33,169
Marketable equity securities	9	—	—	9
	58,972	1,277	972	59,277
Money market mutual funds included in cash and cash equivalents	(9)	—	—	(9)
	$58,963	$1,277	$972	$59,268

The scheduled maturities of available-for-sale debt securities were as follows as of March 31, 2012:

Fair Value
(In Thousands)
Due in less than one year	$178
Due after one year through five years	1,398
Due after five years through ten years	4,528
Due after ten years	25,727
Mortgage-backed securities	29,756
$61,587

Proceeds from sales of available-for-sale securities for the year ended March 31, 2012 were $23.9 million. Gross realized gains and losses on those sales amounted to $306,000 and $3,000, respectively. Proceeds from sales of available-for-sale securities for the year ended March 31, 2011 were $21.1 million. Gross realized gains and losses on those sales amounted to $290,000 and $7,000, respectively. The tax expense applicable to these net realized gains in the years ended March 31, 2012 and 2011 amounted to $118,000 and $112,000, respectively.

As of March 31, 2012 and 2011, securities with carrying amounts of $29.6 million and $33.6 million, respectively, were pledged to secure securities sold under agreements to repurchase.

The aggregate fair value and unrealized losses of securities, including debt securities for which a portion of other-than-temporary impairment has been recognized in other comprehensive income (loss), that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2012:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$3,212	$37	$—	$—	$3,212	$37
Debt securities issued by states of the United States and political subdivisions of the states	11,219	240	1,502	51	12,721	291
Mortgage-backed securities	6,469	98	1,231	73	7,700	171
Total temporarily impaired securities	20,900	375	2,733	124	23,633	499
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	372	82	372	82
Total temporarily impaired and other-than-temporarily impaired securities	$20,900	$375	$3,105	$206	$24,005	$581

March 31, 2011:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$3,000	$48	$—	$—	$3,000	$48
Debt securities issued by states of the United States and political subdivisions of the states	8,950	352	3,313	336	12,263	688
Mortgage-backed securities	2,446	15	1,123	117	3,569	132
Total temporarily impaired securities	14,396	415	4,436	453	18,832	868
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	384	104	384	104
Total temporarily impaired and other-than-temporarily impaired securities	$14,396	$415	$4,820	$557	$19,216	$972

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at March 31, 2012 and determined the decline in fair value below amortized cost to be temporary. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and market inefficiencies and not to the credit deterioration of the individual issuer.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is evaluated for other-than-temporary impairment in accordance with ASC 320-10, “Investment - Debt and Equity Securities.”

The following table summarizes other-than-temporary impairment losses on non-agency mortgage backed securities for the years ended March 31:

	2012	2011
	(In Thousands)

Total other-than-temporary impairment losses	$33	$—
Less: unrealized other-than-temporary
Losses recognized in other comprehensive loss (1)	—	—

Net impairment losses recognized in earnings (2)	$33	$—

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the years ended March 31 are as follows:

	2012	2011
	Total	Total
	(In Thousands)
Balance, April 1	$63	$63
Additions for the credit component on debt securities in which other-than-temporary impairment was previously recognized	33	—
Balance, March 31	$96	$63

For the year ended March 31, 2012 and 2011, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of non-agency mortgage-backed securities. In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present values of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows:

	Weighted	Range
March 31, 2012	Average	Minimum	Maximum
Prepayment rates	11.3%	5.6%	18.6%
Default rates	7.2	3.0	16.2
Loss severity	56.9	45.4	70.9

March 31, 2011
Prepayment rates	14.9%	5.4%	20.6%
Default rates	5.3	0.3	9.9
Loss severity	57.4	39.9	67.0

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

	2012	2011
	(In Thousands)

Residential real estate	$125,636	$149,740
Commercial real estate	289,057	251,743
Home equity loans	37,724	40,364
Consumer loans	9,772	8,581
Commercial loans	94,668	80,967
	556,857	531,395
Deferred loan origination costs, net	1,086	886
Allowance for loan losses	(5,697)	(5,686)
Loans, net	$552,246	$526,595

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended March 31, 2012. Total loans to such persons and their companies amounted to $2.7 million as of March 31, 2012. During the year ended March 31, 2012, principal payments totaled $1.6 million and principal advances amounted to $293,000.

Changes in the allowance for loan losses were as follows for the years ended March 31:

	Residential Real Estate	Home Equity Loans	Commercial Real Estate	Consumer Loans	Commercial Loans	Total
	(In thousands)
Balance March 31, 2010	$566	$177	$1,824	$39	$2,019	$4,625
Provision	308	(23)	187	118	1,423	2,013
Charge Offs	(145)	—	(30)	(65)	(770)	(1,010)
Recoveries	9	—	—	7	42	58
Balance March 31, 2011	$738	$154	$1,981	$99	$2,714	$5,686
Provision	372	(10)	1,126	(15)	127	1,600
Charge Offs	(379)	(17)	(313)	(42)	(974)	(1,725)
Recoveries	58	—	—	22	56	136
Balance March 31, 2012	$789	$127	$2,794	$64	$1,923	$5,697

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
		(In Thousands)
Allowance for loan losses:
Residential real estate	$15	$774	$789
Commercial real estate	207	2,587	2,794
Home equity loans	—	127	127
Consumer loans	—	64	64
Commercial loans	372	1,551	1,923
Total allowance for loan losses	$594	$5,103	$5,697

Loan balances:
Residential real estate	$1,247	$124,389	$125,636
Commercial real estate	9,961	279,096	289,057
Home equity loans	—	37,724	37,724
Consumer loans	—	9,772	9,772
Commercial loans	4,103	90,565	94,668
Total loan balances	$15,311	$541,546	$556,857

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In Thousands)
Allowance for loan losses:
Residential real estate	$361	$377	$738
Commercial real estate	634	1,347	1,981
Home equity loans	—	154	154
Consumer loans	35	64	99
Commercial loans	667	2,047	2,714
Total allowance for loan losses	$1,697	$3,989	$5,686

Loan balances:
Residential real estate	$5,204	$144,536	$149,740
Commercial real estate	16,185	235,558	251,743
Home equity loans	184	40,180	40,364
Consumer loans	166	8,415	8,581
Commercial loans	4,954	76,013	80,967
Total loan balances	$26,693	$504,702	$531,395

The following table provides information about delinquencies and nonaccrual loans in our loan portfolio as of March 31, 2012:

	30-59 Days	60-89 Days	90 Days or More	Total Past Due	90 Days or More and Accruing	Nonaccrual loans
	(Dollars in Thousands)

Residential real estate	$2,771	$—	$2,217	$4,988	$—	$3,734
Commercial real estate	1,702	1,152	4,976	7,830	—	7,141
Home equity loans	112	154	84	350	—	170
Consumer loans	100	49	47	196	—	56
Commercial loans	1,641	154	3,545	5,340	—	4,072
Total	$6,326	$1,509	$10,869	$18,704	$—	$15,173

The following table provides information about delinquencies and nonaccrual loans in our loan portfolio as March 31, 2011:

	30-59 Days	60-89 Days	90 Days or More	Total Past Due	90 Days or More and Accruing	Nonaccrual loans
	(Dollars in Thousands)

Residential real estate	$757	$967	$2,772	$4,496	$214	$4,429
Commercial real estate	2,376	4,733	2,223	9,332	—	5,461
Home equity loans	533	—	89	622	—	184
Consumer loans	4	10	162	176	—	165
Commercial loans	812	1,510	2,069	4,391	—	3,203
Total	$4,482	$7,220	$7,315	$19,017	$214	$13,442

The following table shows the risk rating grade of the loan portfolio broken-out by type as of March 31, 2012 (In Thousands):

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
Grade:
Pass	$—	$—	$266,757	$—	$86,360	$353,117
Special mention	—	—	7,896	—	1,356	9,252
Substandard	4,285	310	14,404	32	6,952	25,983
Not formally rated	121,351	37,414	—	9,740	—	168,505
Total	$125,636	$37,724	$289,057	$9,772	$94,668	$556,857

The following table shows the risk rating grade of the loan portfolio broken-out by type as of March 31, 2011 (In Thousands):

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
Grade:
Pass	$—	$—	$228,171	$—	$71,980	$300,151
Special mention	—	—	7,387	—	4,033	11,420
Substandard	5,204	184	16,185	166	4,954	26,693
Not formally rated	144,536	40,180	—	8,415	—	193,131
Total	$149,740	$40,364	$251,743	$8,581	$80,967	$531,395

Credit Quality Information

The Company utilizes a ten grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 – 6: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 7: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on borrower’s payment activity.

Information about loans that met the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurements,” was as follows as of March 31, 2012 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
1-4 family	$936	$973	$—	$1,843	$44
Home equity loans	—	—	—	184	—
Commercial real estate	8,510	8,590	—	5,458	501
Consumer loans	—	—	—	44	—
Commercial loans	3,214	3,967	—	2,482	162
Total impaired with no related allowance recorded	$12,660	$13,530	$—	$10,011	$707

With an allowance recorded:
Residential real estate:
1-4 family	$311	$389	$15	$1,470	$20
Home equity loans	—	—	—	—	—
Commercial real estate	1,451	1,482	207	3,792	72
Consumer loans	—	—	—	50	—
Commercial loans	889	913	372	2,156	45
Total impaired with an allowance recorded	$2,651	$2,784	$594	$7,468	$137

Total:
Residential real estate:
1-4 family	$1,247	$1,362	$15	$3,313	$64
Home equity loans	—	—	—	184	—
Commercial real estate	9,961	10,072	207	9,250	573
Consumer loans	—	—	—	94	—
Commercial loans	4,103	4,880	372	4,638	207
Total impaired loans	$15,311	$16,314	$594	$17,479	$844

The following table summarizes the information related to impaired loans as of March 31, 2011 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate:
1-4 family	$1,997	$2,011	$—	$2,509	$166
Home equity loans	184	184	—	92	6
Commercial real estate	2,458	2,466	—	3,664	286
Consumer loans	53	48	—	20	1
Commercial loans	1,707	1,779	—	858	11
Total impaired with no related allowance recorded	$6,399	$6,488	$—	$7,143	$470

With an allowance recorded:
Residential real estate:
1-4 family	$2,959	$3,011	$361	$1,894	$39
Home equity loans	—	—	—	17	2
Commercial real estate	5,509	5,576	634	2,190	52
Consumer loans	128	118	35	40	1
Commercial loans	1,899	1,951	667	1,352	45
Total impaired with an allowance recorded	$10,495	$10,656	$1,697	$5,493	$139

Total:
Residential real estate:
1-4 family	$4,956	$5,022	$361	$4,403	$205
Home equity loans	184	184	—	109	8
Commercial real estate	7,967	8,042	634	5,854	338
Consumer loans	181	166	35	60	2
Commercial loans	3,606	3,730	667	2,210	56
Total impaired loans	$16,894	$17,144	$1,697	$12,636	$609

The following table summarizes loans that were modified under a troubled debt restructuring during the year ended March 31, 2012 (Dollars in Thousands).

	For the Year Ended March 31, 2012
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings
Residential real estate:
1-4 family	—	$—	$—
Home equity loans	—	—	—
Commercial real estate	2	803	803
Consumer loans	—	—	—
Commercial loans	4	702	702
Total	6	$1,505	$1,505

None of the loans noted above have defaulted. One of the commercial real estate loans was modified to increase the principal balance due to arrearages and costs and then amortized over a 30 year period from the modification date. The other commercial real estate loan and two of the commercial loans were modified in accordance with a forbearance agreement between the Bank and the borrower. The other two commercial loans were modified as to term and rate in efforts to make it possible for the loans to be repaid in full. There were no principal reductions in any of these modifications. The Company had no commitments to lend additional funds as of March 31, 2012.

NOTE 5 - PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment as of March 31:

	2012	2011
	(In Thousands)
Land	$1,163	$1,163
Buildings and building improvements	3,780	3,679
Furniture, fixtures and equipment	2,512	2,344
Leasehold improvements	2,716	2,591
	10,171	9,777
Accumulated depreciation and amortization	(4,010)	(3,532)
	$6,161	$6,245

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and other intangibles for the years ended March 31, 2012 and 2011 were as follows:

	Goodwill	Core Deposit Intangibles
	(In Thousands)
Balance, March 31, 2010	$16,783	$1,704
Amortization expense	—	(417)
Balance, March 31, 2011	16,783	1,287
Amortization expense	—	(372)
Balance, March 31, 2012	$16,783	$915

Estimated annual amortization expense of identifiable intangible assets is as follows:

(In Thousands)
Years Ended March 31,
2013	$327
2014	260
2015	149
2016	104
2017	60
2018	15
Total	$915

A summary of acquired identifiable intangible assets is as follows as of March 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Core deposit intangibles	$3,345	$(2,430)	$915

There was no impairment of goodwill or core deposit intangibles recorded in fiscal years 2012 and 2011 based on valuations at March 31, 2012 and 2011.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more was $108.4 million and $101.3 million as of March 31, 2012 and 2011, respectively. All deposits are insured up to $250,000.

For time deposits as of March 31, 2012, the scheduled maturities for each of the following five years ended March 31, are:

(In Thousands)
2013	$140,114
2014	73,057
2015	29,339
2016	26,925
2017	19,048
Total	$288,483

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (the “FHLB”).

Maturities of advances from the FHLB for the years ending after March 31, 2012 are summarized as follows:

(In Thousands)
2013	$3,835
2014	6,399
2015	7,617
2016	7,812
2017	5,490
Thereafter	1,904
Fair value adjustment	(13)
$33,044

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis. As of March 31, 2012, the Company has two advances which the FHLB has the option of calling as of the put date, and quarterly thereafter:

Amount	Maturity Date	Put Date	Interest Rate
(In Thousands)
$5,000	August 1, 2016	May 1, 2012	4.89%
2,000	September 2, 2014	May 30, 2012	3.89

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

At March 31, 2012, the interest rates on FHLB advances ranged from 1.64% to 4.97%. At March 31, 2012, the weighted average interest rate on FHLB advances was 3.30%.

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

Capital Securities accrue and pay distributions quarterly at a variable annual rate equal to the 3 month LIBOR plus 1.90%. The rate for the quarterly period February 23, 2012 to May 22, 2012 equated to 2.39%. First Valley Bancorp fully and unconditionally guaranteed all of the obligations of the Trust, which are now guaranteed by the Company. The guaranty covers the quarterly distributions and payments on liquidation or redemption of Capital Securities, but only to the extent that Trust I has funds necessary to make these payments.

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

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of March 31, 2012 are securities sold, primarily on a short-term basis, by the Company that have been accounted for not as sales but as borrowings. The securities consisted of U.S. Agencies and mortgage-backed securities. The securities were held in the Company’s safekeeping account under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 11 - INCOME TAXES

The components of income tax expense are as follows for the years ended March 31:

	2012	2011
	(In Thousands)
Current:
Federal	$1,799	$1,788
State	549	345
	2,348	2,133

Deferred:
Federal	45	(536)
State	(13)	25
Change in valuation allowance	(72)	—
	(40)	(511)
Total income tax expense	$2,308	$1,622

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended March 31:

	2012	2011
Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
Nontaxable interest income	(3.4)	(4.9)
Nontaxable life insurance income	(1.8)	(2.7)
Excess book basis of Employee Stock Ownership Plan	0.3	0.4
Other adjustments	0.4	2.1
Change in valuation allowance	(1.1)	—
State tax, net of federal tax benefit	5.2	5.1
Effective tax rates	33.6%	34.0%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

	2012	2011
	(In Thousands)
Deferred tax assets:
Excess of allowance for loan losses over tax bad debt reserve	$2,201	$2,183
Deferred loan origination fees	142	21
Write-down of investment securities	37	24
Premises and equipment, principally due to differences in depreciation	192	282
Deferred compensation	998	1,018
Unrecognized director fee plan benefits	—	—
Capital loss carryforward	35	107
Net operating loss carryforward	1,224	1,320
Other	633	725
Gross deferred tax assets	5,462	5,680
Valuation allowance	(35)	(107)
Gross deferred tax assets, net of valuation allowance	5,427	5,573

Deferred tax liabilities:
Net mark-to-market adjustments	(388)	(574)
Net unrealized holding gain on available-for-sale securities	(293)	(120)
Other	(5)	(5)
Gross deferred tax liabilities	(686)	(699)
Net deferred tax asset	$4,741	$4,874

Based on the Company’s historical and current pretax earnings and anticipated results of future operations, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate sufficient net taxable income, and that it is more likely than not that the Company will realize the net deferred tax assets existing as of March 31, 2012.

Legislation was enacted in 1996 to repeal most of Section 593 of the Internal Revenue Code pertaining to how a qualified savings institution calculates its bad debt deduction for federal income tax purposes. This repeal eliminated the percentage-of-taxable-income method to compute the tax bad debt deduction. Under the legislation, the recapture of the pre-1988 tax bad debt reserves has been suspended and would occur only under very limited circumstances. Therefore, a deferred tax liability has not been provided for this temporary difference. The Company’s pre-1988 tax bad debt reserves, which are not expected to be recaptured, amount to $3.3 million. The potential tax liability on the pre-1988 reserves for which no deferred income taxes have been provided is approximately $1.3 million as of March 31, 2012.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2012 and 2011, there was no material uncertain tax positions related to federal and state tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended March 31, 2009 through March 31, 2012.

NOTE 12 - BENEFIT PLANS

The Bank has a non-contributory defined benefit trusteed pension plan through the Financial Institutions Retirement Fund covering all eligible employees. The Bank contributed $124,000 and $155,000 to the plan during the years ended March 31, 2012 and 2011, respectively. The Bank’s plan is part of a multi-employer plan for which detail as to the Bank’s relative position is not readily determinable. Effective January 1, 2006, the Bank excluded from membership in the plan those employees hired on or after January 1, 2006. Effective February 1, 2007, the Bank ceased benefit accruals under the plan.

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

The following table sets forth information about the Plan as of March 31:

	2012	2011
	(In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$145	$151
Service cost	3	4
Interest cost	8	8
Benefits paid	(18)	(18)
Benefit obligation at end of year	138	145
Plan assets	—	—
Funded status	$(138)	$(145)

Amounts recognized in accumulated other comprehensive income, before tax effect, consist of the following as of March 31:

	2012	2011
	(In Thousands)
Unrecognized net actuarial loss	$1	$1
Unrecognized prior service cost	0	1
	$1	$2

The accumulated benefit obligation for the Plan was $138,000 and $145,000 at March 31, 2012 and 2011, respectively.

	2012	2011
	(In Thousands)
Components of net periodic cost:
Service cost	$3	$4
Interest cost	8	8
Unrecognized net loss	1	1
Unrecognized prior service cost recognized	—	3
Net periodic pension cost	12	16

Other changes in benefit obligations recognized in other comprehensive income (loss):
Unrecognized net loss	(1)	(1)
Prior service cost	—	(3)
Total recognized in other comprehensive income (loss)	(1)	(4)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$11	$12

The estimated unrecognized net actuarial loss and prior service cost that will be accreted from accumulated other comprehensive income (loss) into net periodic benefit cost over the year ended March 31, 2013 is $500 and $---, respectively.

The discount rate used in determining the projected benefit obligation and net periodic benefit cost was 6.0% as of and for the years ended March 31, 2012 and 2011.

Estimated future benefit payments are as follows for the years ended March 31:

(In Thousands)
2013	$18
2014	18
2015	18
2016	18
2017	18
2018-2021	72

The Bank sponsors a 401(k) Plan whereby the Bank matches 50% of the first 6% of employee contributions. During the years ended March 31, 2012 and 2011, the Bank contributed $135,000 and $124,000, respectively, under this plan.

The Bank has an Executive Supplemental Retirement Plan Agreement and a Life Insurance Endorsement Method Split Dollar Plan Agreement for the benefit of the President of the Bank. The plan provides the President with an annual retirement benefit equal to approximately $173,000 over a period of 240 months. Following the initial 240 month period, certain additional amounts may be payable to the President until his death based on the performance of the life insurance policies that the Bank has acquired as an informal funding source for its obligation to the President. The income recorded on the life insurance policies amounted to $348,000 and $367,000 for the years ended March 31, 2012 and 2011, respectively. A periodic amount is being expensed and accrued to a liability reserve account during the President’s active employment so that the full present value of the promised benefit will be expensed at his retirement. The expense of this plan to the Bank for the years ended March 31, 2012 and 2011 was $142,000 and $309,000, respectively. The cumulative liability for this plan is reflected in other liabilities on the consolidated balance sheets as of March 31, 2012 and 2011 in the amounts of $2.0 million and $1.9 million, respectively.

The Bank formed a Rabbi Trust for the Executive Supplemental Retirement Plan. The Trust’s assets consist of split dollar life insurance policies. The cash surrender values of the policies are reflected as an asset on the consolidated balance sheets. As of March 31, 2012 and 2011, total assets in the Rabbi Trust were $4.8 million and $4.7 million, respectively.

The Bank adopted the New England Bank Supplemental Executive Retirement Plan (SERP), effective June 4, 2002. The SERP provides restorative payments to executives designated by the Board of Directors who are prevented by certain provisions of the Internal Revenue Code from receiving the full benefits contemplated by other benefit plans. The Board of Directors has designated the President to participate in the Plan. The expense of this plan to the Bank for the years ending March 31, 2012 and 2011 is $8,000 and $6,000, respectively.

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

In 2009, the Company adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plan - Other Postretirement,” and recognized a liability for the Company’s future postretirement benefit obligations under the President’s endorsement split-dollar life insurance arrangement. The Company recognized this change in accounting principles as a cumulative effect adjustment to retained earnings of $74,000. The total liability for the arrangements included in other liabilities was $107,000 and $98,000 at March 31, 2012 and 2011, respectively. The Company recognized $9,000 of expense under this arrangement for fiscal year 2012 and $3,000 of income for fiscal year 2011.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 2012 and 2011.

	2012	2011
Dividend yield	1.24%	1.10%
Expected life	10 years	10 years
Expected volatility	29.4%	39.4%
Risk-free interest rate	3.59%	3.74%

A summary of the status of the Plans as of March 31, 2012 and 2011 and changes during the years then ended is presented below:

	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	351,416	$8.88	336,416	$8.90
Granted	20,000	9.70	17,000	8.70
Exercised	(7,504)	8.16	—	—
Forfeited	(16,400)	11.38	(2,000)	9.90
Outstanding at end of year	347,512	$8.83	351,416	$8.88

Options exercisable at year-end	315,512		302,303
Weighted-average fair value of options granted during the year	$3.72		$4.07

The following table summarizes information about stock options outstanding as of March 31, 2012:

Options Outstanding			Options Exercisable
Number Outstanding as of 3/31/12	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 3/31/12	Weighted-Average Exercise Price

180,752	0.9 years	$6.40	180,752	$6.40
17,997	2.1 years	8.17	17,997	8.17
2,000	3.9 years	10.81	2,000	10.81
100,563	4.4 years	12.84	100,563	12.84
10,000	5.1 years	13.29	8,000	13.29
2,000	6.4 years	8.25	1,200	8.25
5,000	7.5 years	6.46	2,000	6.46
8,000	8.0 years	7.83	1,600	7.83
7,000	8.9 years	9.93	1,400	9.93
14,200	9.0 years	9.70	—	—
347,512	2.9 years	$8.83	315,512	$8.79

Under the 2003 and 2006 Plans, common stock of the Company may be granted at no cost to employees and outside directors of the Company. Plan participants are entitled to cash dividends and to vote such shares. Such shares vest in five equal annual installments. Upon issuance of shares of restricted stock under the Plans, unearned compensation equivalent to the market value at the date of grant is charged to the capital accounts and subsequently amortized to expense over the five-year vesting period. In February 2003, 86,251 shares were awarded under the 2003 Plan and in September 2006, 53,189 shares were awarded under the 2006 Plan. The awards vest in installments over five years. The compensation cost that has been charged against income for the granting of stock awards under the plan was $57,000 and $137,000 for the years ended March 31, 2012 and 2011, respectively.

Upon a change in control as defined in the 2003 and 2006 Plans, options held by participants will become immediately exercisable and shall remain exercisable until the expiration of the term of the option, regardless of whether the participant is employed or in service with the Company; and all stock awards held by a participant will immediately vest and further restrictions lapse.

As of March 31, 2012, there was $91,000 of unrecognized compensation cost related to unvested stock options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.42 years.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. On June 4, 2002, the ESOP purchased 73,795 shares of the common stock of the Company (174,768 as adjusted for the 2.3683 share exchange). To fund the purchases, the ESOP borrowed $738,000 from the Company. The borrowing was at an interest rate of 4.75% and was paid off on December 31, 2011. In fiscal 2006, the ESOP purchased 246,068 shares of common stock in the second-step conversion with a $2.5 million loan from the Company, which has a 15 year term at an interest rate of 7.25%. Dividends paid on unreleased shares are used to reduce the principal balance of the loan.

The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Bank to the ESOP are discretionary; however, the Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant’s compensation for the year of allocation compared to all other participants. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the capital accounts section of the balance sheet. ESOP expense for the years ended March 31, 2012 and 2011 was $285,000 and $274,000, respectively.

The ESOP shares as of March 31 were as follows:

	2012	2011
Allocated shares	222,707	191,147
Unreleased shares	147,641	181,515
Total ESOP shares	370,348	372,662

Fair value of unreleased shares	$1,550,231	$1,757,065

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollar amounts in thousands)
As of March 31, 2012:

Total Capital (to Risk Weighted Assets)	$64,837	12.26%	$42,309	≥8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	59,140	11.18	21,154	≥4.0	N/A	N/A
Tier 1 Capital (to Average Assets)	59,140	8.41	28,125	≥4.0	N/A	N/A

As of March 31, 2011:

Total Capital (to Risk Weighted Assets)	$58,120	12.08%	$38,504	≥8.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,434	10.89	19,252	≥4.0	N/A	N/A
Tier 1 Capital (to Average Assets)	52,434	7.99	26,264	≥4.0	N/A	N/A

The New England Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollar amounts in thousands)
As of March 31, 2012:

Total Capital (to Risk Weighted Assets)	$59,795	11.31%	$42,295	≥8.0%	$52,869	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	54,098	10.23	21,148	≥4.0	31,721	≥6.0
Tier 1 Capital (to Average Assets)	54,098	7.69	28,125	≥4.0	35,156	≥5.0

As of March 31, 2011:

Total Capital (to Risk Weighted Assets)	$58,379	12.13%	$38,504	≥8.0%	$48,130	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	52,693	10.95	19,252	≥4.0	28,878	≥6.0
Tier 1 Capital (to Average Assets)	52,693	8.02	26,264	≥4.0	32,831	≥5.0

NOTE 16 - EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In Thousands)
Year ended March 31, 2012
Basic EPS
Net income	$4,559	—
Dividends and undistributed earnings allocated to unvested shares	(3)	—
Net income and income available to common stockholders	4,556	5,897,385	$0.77
Effect of dilutive securities options	—	69,190
Diluted EPS
Income available to common stockholders and assumed conversions	$4,556	5,966,575	$0.76

Year ended March 31, 2011
Basic EPS
Net income	$3,154	—
Dividends and undistributed earnings allocated to unvested shares	(6)	—
Net income and income available to common stockholders	3,148	5,917,961	$0.53
Effect of dilutive securities options	—	37,706
Diluted EPS
Income available to common stockholders and assumed conversions	$3,148	5,955,667	$0.53

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under non-cancelable operating leases for banking premises and equipment expiring between fiscal year 2013 and 2031. The total minimum rental due in future periods under these existing agreements is as follows as of March 31, 2012:

Year Ended March 31	(In Thousands)
2013	$990
2014	952
2015	949
2016	935
2017	926
Thereafter	7,641
Total minimum lease payments	$12,393

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. Certain leases contain options to extend for periods from one to five years. The total rental expense amounted to $1.13 million and $1.10 million for the years ended March 31, 2012 and 2011, respectively.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2012 and 2011. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended March 31, 2012.

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

The following summarizes assets measured at fair value on a recurring basis for the period ending March 31 (In Thousands):

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2012:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$6,470	$1,369	$5,101	$—
Debt securities issued by states of the United States and political subdivisions of the states	25,361	1,941	23,420	—
Mortgage-backed securities	29,756	10	29,746	—
Total	$61,587	$3,320	$58,267	$—

March 31, 2011:
Securities available-for-sale	$59,268	$4,459	$54,809	$—

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2012 and 2011, for which a nonrecurring change in fair value has been recorded (In Thousands):

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2012:
Impaired loans	$2,057	$—	$—	$2,057
Other real estate owned	1,000	—	—	1,000
Total	$3,057	$—	$—	$3,057

March 31, 2011:
Impaired loans	$8,798	$—	$—	$8,798
Other real estate owned	522	—	—	522
Total	$9,320	$—	$—	$9,320

The following are carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31:

	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$62,064	$62,064	$43,612	$43,612
Available-for-sale securities	61,587	61,587	59,268	59,268
Federal Home Loan Bank stock	4,100	4,100	4,396	4,396
Loans, net	552,246	564,037	526,595	529,609
Accrued interest receivable	2,392	2,392	2,451	2,451

Financial liabilities:
Deposits	581,268	585,961	540,769	545,607
Advanced payments by borrowers for taxes and insurance	1,504	1,504	1,400	1,400
FHLB advances	33,044	35,314	39,113	40,554
Securities sold under agreements to repurchase	27,752	27,753	21,666	21,668
Subordinated debentures	3,927	1,441	3,918	1,371
Due to broker	1,119	1,119	500	500

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except for due to broker which is included in other liabilities. Accounting policies related to financial instruments are described in Note 2.

NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income for the years ended March 31, 2012 and 2011 are as follows:

	March 31, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$722	$(281)	$441
Reclassification adjustment for realized gains in net income	(276)	108	(168)
Other comprehensive benefit – director fee continuation plan	1	(1)	—
Total	$447	$(174)	$273

	March 31, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$144	$(58)	$86
Reclassification adjustment for realized gains in net income	(327)	127	(200)
Other comprehensive benefit – director fee continuation plan	4	(2)	2
Total	$(179)	$67	$(112)

Accumulated other comprehensive income consists of the following as of March 31:

	2012	2011
	(In thousands)

Net unrealized holding gains on available-for-sale securities, net of taxes (1)	$458	$185
Unrecognized director fee plan benefits, net of tax	1	1
Total	$459	$186

(1) The March 31, 2012 and 2011 ending balance includes $82,000 and $104,000, respectively of unrealized losses in which other-than-temporary impairment has been recognized.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2012 and 2011, the maximum potential amount of the Company’s obligation was $2.7 million and $3.0 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

	2012	2011
	(In Thousands)
Commitments to originate loans	$20,908	$8,984
Standby letters of credit	2,654	3,018
Unadvanced portions of loans:
Construction	12,559	10,455
Home equity	12,837	12,501
Commercial lines of credit	25,082	26,288
Overdraft protection lines	4,606	4,506
	$78,646	$65,752

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

NOTE 22 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

NEW ENGLAND BANCSHARES, INC.

(Parent Company Only)

Balance Sheets

(In Thousands)

	March 31,
ASSETS	2012	2011
Cash on deposit with New England Bank	$3,180	$1,593
Investment in subsidiaries	72,255	70,953
Loans to ESOP	1,770	1,995
Accrued interest receivable	32	36
Other assets	212	182
Total assets	$77,449	$74,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$63	$56
Subordinated debentures	3,927	3,918
Deferred tax liability	89	94
Stockholders’ equity	73,370	70,691
Total liabilities and stockholders’ equity	$77,449	$74,759

Statements of Income

(In Thousands)

	For the Years Ended March 31,
	2012	2011
Total interest income	$142	$157
Interest expense	103	168
Net interest income (expense)	39	(11)
Other expense	261	226
Loss before income tax benefit and equity in undistributed net income of subsidiaries	(222)	(237)
Income tax benefit	(75)	(81)
Loss before equity in undistributed net income of subsidiaries	(147)	(156)
Dividend received from subsidiary	4,000	—
Equity in undistributed net income of subsidiaries	706	3,310
Net income	$4,559	$3,154

NEW ENGLAND BANCSHARES, INC.

(Parent Company Only)

Statements of Cash Flows

(In Thousands)

	For the Years Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,559	$3,154
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fair value adjustments	9	8
Decrease in accrued interest receivable	4	4
(Increase) decrease in other assets	(30)	1,403
Increase (decrease) in other liabilities	3	(24)
Undistributed net income of subsidiaries	(706)	(3,310)
Compensation cost for stock-based incentive plan	129	222

Net cash provided by operating activities	3,968	1,457

Cash flows from investing activities:
Principal payments received on loans to ESOP	225	212

Net cash provided by investing activities	225	212

Cash flows from financing activities:
Purchase of treasury stock	(1,959)	(129)
Payment of cash dividends on common stock	(708)	(593)
Proceeds from exercise of stock options	61	—

Net cash used in financing activities	(2,606)	(722)

Net increase in cash and cash equivalents	1,587	947
Cash and cash equivalents at beginning of year	1,593	646
Cash and cash equivalents at end of year	$3,180	$1,593

NOTE 24 – SUBSEQUENT EVENTS

On May 31, 2012, the Company executed a definitive merger agreement with United Financial Bancorp, Inc. (“United Financial”) under which United Financial will acquire the Company in a transaction valued then at $91 million based on United Financial’s 20 day volume weighted average stock price of $15.89 as of May 30, 2012.

Under the terms of the definitive merger agreement, at the effective time of the merger, each share of the Company’s common stock will be converted to 0.9575 of a share of United Financial common stock. The consideration received by the Company’s stockholders is intended to qualify as a tax-free transaction.

The transaction, which has been approved by the boards of directors of both the Company and United Financial, is expected to close in the fourth quarter of 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

New England Bancshares is neither an accelerated filer nor a large accelerated filer defined by §240.12b-2. Accordingly, the Company and its independent public accounting firm are not required to include in this Annual Report an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

(c)               There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control financial reporting,

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company has eleven directors. Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors have been elected and qualified. Below is certain information regarding the members of our Board of Directors. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated for each individual is as of March 31, 2012. Years of service as a director of the Bank and the Company includes service with other banks and holding companies prior to such entities being merged into the Bank and the Company.

Directors with terms ending in fiscal 2013:

Lucien P. Bolduc is a certified public accountant with the accounting firm of Mercik, Kuczarski & Bolduc, LLC located in Enfield, Connecticut. We believe Mr. Bolduc’s long experience in public accounting makes him a valuable director. Age 52. Director of the Company and the Bank since 2002.

Myron J. Marek is a retired retail jeweler. We believe Mr. Marek’s long experience with the local business community gives him unique insights into the challenges and opportunities that we face and makes him a valuable director. Age 79. Director of the Company since 2002 and the Bank since 1987.

Thomas P. O’Brien is the Manager of O’Brien Funeral Home, located in Forestville, Connecticut. He is a former City Councilman and current member of the Board of Education in Bristol. Mr. O’Brien’s experience with the local business community and many years of service with the Bank’s board of directors gives him perspective on the challenges and opportunities that we face and makes him a valuable director. Age 66. Director of the Company since 2011 and the Bank since 1999.

Kathryn C. Reinhard has been employed by the Southington Board of Education as a substitute teacher and tutor since 1997. She served on the board of directors of The Apple Valley Bank & Trust Company from 1999 until it was merged into New England Bank in June 2009. We believe Ms. Reinhard’s long experience with the local business community gives her unique insights into the challenges and opportunities that we face and makes her a valuable director. Director of the Company since 2009. Age 59.

Directors with terms ending in fiscal 2014:

David J. O’Connor was the President and Chief Executive Officer of Enfield Federal from 1999 until its merger with the Bank in April 2009, at which time he became the President and Chief Executive Officer of the Bank. Mr. O’Connor has been President and Chief Executive Officer of New England Bancshares since 2002. Mr. O’Connor has over 45 years of banking experience in New England. Before joining Enfield Federal, he was the Executive Vice President, Treasurer and Chief Financial Officer of The Berlin City Bank, a community bank in New Hampshire. We believe Mr. O’Connor’s long experience as a successful chief executive officer in both favorable and unfavorable economic climates makes him a valuable director. Age 65. Director of the Company since 2002 and the Bank since 1999.

David J. Preleski is a principal in the law firm of Vitrano, Preleski & Wynne, LLC where he has been employed since 1996. Mr. Preleski’s previous experience includes a twenty year career in banking with Bristol Savings Bank, First Federal Bank and Webster Financial Corporation. He is a former President and Corporator of Bristol Savings Bank and has experience as a legal liaison with bank regulatory agencies. He is a director of the New England Carousel Museum and a Past President of the Board of Directors of the Family Center. In the past year, Mr. Preleski has become a director of the Greater Bristol Chamber of Commerce and a member of the audit committee of the Main Street Community Foundation, Inc. We believe Mr. Preleski’s background in banking and as a business lawyer provides the Board of Directors with a unique perspective in addressing the legal requirements that we must satisfy and makes him a valuable director. Age 55. Director of the Company since 2008.

Richard K. Stevens is President of Chase Fischer Realty, Inc., formerly Leete-Stevens, Inc., a funeral home located in Enfield, Connecticut. He is past president of the North Central Connecticut Chamber of Commerce. Mr. Stevens is presently a commissioner of the Enfield Fire District and has served in that capacity for over 25 years. He is a past trustee for the Johnson Memorial Hospital. Mr. Stevens was past president of the Enfield Rotary Club where he has been a member for 40 years. He was also Team Leader for the Enfield Rotary Club Group Study Exchange Program that visited Singapore. We believe Mr. Stevens’ long experience with the local business community gives him unique insights into the challenges and opportunities that we face and makes him a valuable director. Age 65. Director of the Company since 2002 and the Bank since 1995.

Richard M. Tatoian is a self-employed attorney practicing in Enfield, Connecticut. We believe Mr. Tatoian’s background as a business lawyer provides the Board of Directors with a unique perspective in addressing the legal requirements that we must satisfy and makes him a valuable director. Age 66. Director of the Company since 2002 and the Bank since 1995.

Directors with terms ending in fiscal 2015:

Thomas O. Barnes is the Chairman of the Board of Barnes Group, Inc. where he has been employed since 1993. Barnes Group, Inc. is a public company involved in various manufacturing and distribution enterprises. Mr. Barnes is a past Chairman of the Board of the Connecticut Children’s Medical Center and has served on many other boards of charitable organizations. We believe Mr. Barnes’ long experience with the local business community gives him unique insights into the challenges and opportunities that we face and makes him a valuable director. Age 63. Director of the Company since 2007 and the Bank since 1998.

Peter T. Dow was the President of Dow Mechanical Corporation, a manufacturer of quality control inspection equipment, located in Enfield, Connecticut, until 2005. Since December 2005, Mr. Dow has been a consultant with Dow Gage LLC, a manufacturer of precision measuring and inspection equipment used in quality control. Mr. Dow has been a director of the Company since 2002. He was appointed Chairman of the Board of Directors of the Company and the Bank in April 2004. We believe Mr. Dow’s long experience with the local business community gives him unique insights into the challenges and opportunities that we face and makes him a valuable director. Age 72. Director of the Bank since 1982.

William C. Leary is a retired Judge of Probate for the District of Windsor Locks, having served in that capacity from 1971 to 2008. He also served three terms in the Connecticut State Legislature. He is currently of Counsel to the Law Firm of O’Malley, Deneen, Leary, Messina and Oswecki in Windsor, Connecticut. Mr. Leary served as Chairman of the Board of Windsor Locks Community Bank, FSL, prior to its acquisition by Enfield Federal in December 2003. He is a member of more than a dozen civic community and charitable organizations, including serving as President of the Connecticut Community for Addiction Recovery (CCAR) and as a Trustee of Providence College. We believe Mr. Leary’s background as a lawyer, probate judge and volunteer provides the Board of Directors with a unique perspective in addressing the legal requirements that we must satisfy and makes him a valuable director. Age 73. Director of the Company and Bank since 2003.

Directors’ Compensation

The following table sets forth the compensation received by non-employee directors for their service on our Boards of Directors during fiscal 2012. No stock awards or option awards were granted to our directors in fiscal 2012.

Director	Fees Earned or Paid In Cash	All Other Compensation (1)	Total
Thomas O. Barnes	$11,500	$—	$11,500
Lucien P. Bolduc	18,300	—	18,300
Edmund D. Donovan (2)	4,000	—	4,000
Peter T. Dow	18,150	2,049	20,199
William C. Leary	13,140	—	13,140
Myron J. Marek	14,500	1,295	15,795
Dorothy K. McCarty	13,200	1,295	14,495
Thomas P. O’Brien (3)	12,050	—	12,050
David J. Preleski	8,800	—	8,800
Kathryn C. Reinhard	4,000	—	4,000
Richard K. Stevens	14,600	3,291	17,891
Richard M. Tatoian	15,950	3,291	19,241

(1)	For Ms. McCarty and Messrs. Dow, Marek, Stevens and Tatoian, includes $1,295, $2,049, $1,295, $3,291, and $3,291, respectively, accrued in connection with the Bank’s Director Fee Continuation Plan. See “—Directors’ Retirement Plan.” Also includes dividends paid on unvested stock awards.
(2)	Director Donovan retired from the Board of Directors on March 30, 2011.
(3)	Director O’Brien was appointed to the Board of Directors on April 12, 2011.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on the Boards of Directors of the Company and the Bank during fiscal 2011.

Annual Retainer for New England Bancshares, Inc. Board Service	$4,000
Annual Retainer for New England Bank Board Service	$4,000
Fee for Attendance at New England Bank Board Meetings	$700 ($800 for Chairman of the Board)
Fee for Attendance at New England Bank Board Committee Meetings (except Executive Credit Committee)	$400 ($450 for Committee Chairman)
Fee for Attendance at New England Bank Executive Credit Committee Meeting	$250 ($300 for Committee Chairman)

Directors’ Retirement Plan. The Bank established a Director Fee Continuation Plan to provide the directors serving on the Board as of the date of the plan’s implementation with a retirement income supplement. The plan has five participants. Under the plan, participants are entitled to an annual benefit, as of their retirement date, of $1,000 for each full year of service as a director from June 1, 1995, plus $250 for each full year of service as a director before June 1, 1995. The maximum benefit under the plan is $6,000 per year, payable in ten annual installments. For purposes of the plan, “retirement date” is defined as the June 1st following a director’s 70th birthday. Upon an eligible retired director’s death, but before the ten payments have been made, the Bank will pay the director’s beneficiary, a discounted lump sum payment equal to the remaining installment payments. If an active eligible non-employee director dies before his or her retirement date, the Bank will pay the director’s designated beneficiary a benefit equal to the discounted value of the ten annual installments the director would have been entitled to had he or she lived to his or her retirement date. The benefit is payable in a lump sum. The Bank has acquired life insurance policies for each of the eligible non-employee directors as an informal source of funding for its obligations under the plan.

Executive Officers

The Board of Directors annually elects our executive officers. Our executive officers are:

Name	Age(1)	Position(s)

David J. O’Connor	65	President, Chief Executive Officer and Director
Charles J. Desimone, Jr.	68	Executive Vice President and Chief Credit and Risk Officer
Jeffrey J. Levitsky	47	Interim Chief Financial Officer
Anthony M. Mattioli	53	Market President
Peter W. McClintock	63	Executive Vice President – Retail Division
John F. Parda	63	Executive Vice President and Chief Loan Officer

(1) As of March 31, 2012.

Below is certain information regarding the Company’s executive officers who are not also directors. Unless otherwise stated, each individual has held his current occupation for the last five years.

Charles J. DeSimone, Jr. Mr. Desimone joined New England Bancshares in 2011 as Executive Vice President and Chief Credit and Risk Management Officer. Prior to joining New England Bancshares, he held executive banking positions as Senior Lending Officer/Senior Credit Officer at Rockville Bank, and Senior Credit Officer at Southington Savings Bank. Mr. DeSimone has 41 years of banking experience, and has an MBA from the University of Hartford.

Jeffrey J. Levitsky. Mr. Levitsky has served as Interim Chief Financial Officer of the Company since September 30, 2011. He has served as Assistant Vice President and Controller of the Bank since joining the Bank in January 2008. Prior to joining the Bank, Mr. Levitsky was Assistant Vice President and Controller for Simsbury Bank, where he worked for ten years.

Peter W. McClintock. Mr. McClintock has been with New England Bancshares since 2006 and was appointed to Executive Vice President-Retail Division in 2010. He is a graduate of Drexel University with a major in Marketing and Stonier School of Banking and has over 41 years of banking and business experience before joining New England Bank.

Anthony M. Mattioli. Mr. Mattioli joined New England Bank in 2000 and was named Market President in 2008. He has over 26 years of banking experience with Connecticut financial institutions, with most of those years dedicated to commercial banking. Mr. Mattioli earned his Bachelor of Arts degrees in Economics and English from Boston College in 1981

John F. Parda. Mr. Parda joined the Bank in 1999 as Vice President and Senior Loan Officer. He was named Senior Vice President and Senior Loan Officer in 2001 and Executive Vice President and Chief Loan Officer in 2008. Mr. Parda has over 41 years of diversified banking experience with Connecticut financial institutions and has an MBA from the University of Hartford.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended March 31, 2012, except for one late Form 3 filed by Kathryn C. Reinhard, and one late Form 3 and one late Form 4 reporting two option grants filed by Peter W. McClintock.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and the rules of The Nasdaq Stock Market, Inc. The members of the audit committee are Lucien P. Bolduc, Richard K. Stevens and Richard M. Tatoian. The Board of Directors has determined that director Bolduc is as an audit committee financial expert under the rules of the Securities and Exchange Commission. Director Bolduc is independent, as independence for audit committee members is defined under the rules of The Nasdaq Stock Market, Inc.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is furnished for all individuals serving as the principal executive officer of the Company, as well as the two other most highly compensated executive officers of the Company who received total compensation of $100,000 or more during the fiscal year ended March 31, 2012, referred to herein as the “named executive officers.”

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)
David J. O’Connor	2012	350,000	127,500	—	60,972	538,472
President and Chief	2011	335,000	65,000	—	57,266	457,266
Executive Officer
John F. Parda	2012	177,000	15,900	20,832	40,964	254,696
Executive Vice President	2011	170,000	17,000	8,480	38,237	233,717
and Chief Loan Officer
Anthony M. Mattioli	2012	160,500	38,500	19,344	38,661	257,005
Market President	2011	154,500	17,000	8,480	35,785	215,765

(1)	Reflects the aggregate grant date fair value of 2,000 stock options granted to each of Mr. Parda and Mr. Mattioli on April 12, 2010, with a grant date fair value of $4.24 per stock option and stock options granted to each of Mr. Parda and Mr. Mattioli on April 11, 2011, with a grant date fair value of $3.72 per stock option. These options vest ratably over a five-year period beginning April 12, 2011 and April 9, 2012, respectively. The assumptions used in the valuation of these awards are included in Note 13 to our audited financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2012.
(2)	Details of the amounts reported in the “All Other Compensation” column for the year ended March 31, 2012 are provided in the table that follows:

Item: 2012 All Other Compensation	Mr. O’Connor	Mr. Parda	Mr. Mattioli
Employer contribution to 401(k) plan	$7,454	$5,307	$4,774
Market value of allocations under the employee stock ownership plan	17,249	11,993	10,758
Value of insurance premiums under split-dollar life insurance arrangement	9,188	824	382
Value of life insurance policy	649	740	674
Dividends paid on stock awards	2,146	547	—
Perquisites (a)	24,286	21,553	22,073
Total	$60,972	$40,964	$38,661

(a)	Perquisites include insurance premiums, club dues and personal use of company car for Mr. O’Connor; insurance premiums and car allowance for Mr. Parda; and insurance premiums, car allowance and club dues for Mr. Mattioli.

Employment Agreements. New England Bancshares and New England Bank each maintain an employment agreement with Mr. O’Connor. The employment agreements are intended to ensure that New England Bancshares and New England Bank will be able to retain Mr. O’Connor’s services. The continued success of New England Bancshares and New England Bank depends to a significant degree on the skills and competence of Mr. O’Connor.

The employment agreements each provide for a three-year term. The Bank employment agreement is renewable on an annual basis following a review of Mr. O’Connor’s performance by the Board of Directors. The New England Bancshares employment agreement renews daily. The employment agreements provide that Mr. O’Connor’s base salary will be reviewed at least annually. Mr. O’Connor’s current base salary is $364,000.

In addition to the base salary, Mr. O’Connor’s employment agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel. Under the terms of both of the employment agreements, Mr. O’Connor will be entitled to receive a severance benefit if he is terminated by New England Bancshares or New England Bank without cause or if he voluntarily terminates for reasons constituting “good reason” under the agreements. The severance benefit he would be entitled to is a single cash lump payment equal to the base salary payments due to him for the remaining term of the employment agreements and the contributions that would have been made on his behalf to any employee benefit plans of New England Bancshares and New England Bank during the remaining term of the employment agreements. In addition, New England Bancshares or New England Bank would be required to continue to provide Mr. O’Connor with continued life insurance and non-taxable medical and dental coverage for the remaining term of the employment agreements, provided, however if Mr. O’Connor is no longer eligible to receive such coverage, New England Bancshares or New England Bank will pay Mr. O’Connor the cash equivalent of such coverage within 10 days following his termination.

The employment agreements also provide for a severance benefit if Mr. O’Connor’s employment is voluntarily terminated for “good reason” or involuntarily terminated without cause within two years following a change in control of New England Bancshares or New England Bank. The severance payment would be a lump sum payment equal to three times the average of Mr. O’Connor’s five preceding taxable years’ annual compensation. In addition, Mr. O’Connor would be entitled to receive a lump sum payment equal to the contributions that would have been made on his behalf to any employee benefit plans of New England Bancshares and New England Bank for a 36-month period following his date of termination. Finally, New England Bancshares or New England Bank would be required to continue to provide Mr. O’Connor with continued life insurance and non-taxable medical and dental coverage for a 36-month period following his date of termination, provided, however if Mr. O’Connor is no longer eligible to receive such coverage, New England Bancshares or New England Bank will pay Mr. O’Connor the value of such coverage within 10 days following his termination.

Mr. O’Connor would also be entitled to receive an additional tax indemnification payment under the New England Bancshares employment agreement if payments under the agreements or any other payments triggered liability under the Internal Revenue Code as an excise tax constituting “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments that equal or exceed three times the executive’s average annual compensation over the five years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of one times the executive’s average compensation over the preceding five-year period.

Payments to Mr. O’Connor under the New England Bank employment agreement are guaranteed by New England Bancshares if payments or benefits are not paid by New England Bank. Payment under the New England Bancshares employment agreement will be made by New England Bancshares. Even though both the Bank and the New England Bancshares employment agreements provide for a severance payment, Mr. O’Connor would only be entitled to receive a severance payment under one agreement. The employment agreements also provide that New England Bank and New England Bancshares will indemnify Mr. O’Connor to the fullest extent legally allowable. The employment agreements restrict Mr. O’Connor from competing against New England Bancshares or New England Bank for a period of one year from the date of termination of the agreement if Mr. O’Connor is terminated without cause, except if such termination occurs after a change in control.

Change in Control Agreements. The Bank currently maintains a two-year change in control agreement with each of Messrs. Parda and Mattioli. Each year, the Board of Directors may extend the term of Mr. Parda’s agreement for an additional one-year period and the term of Mr. Mattioli’s agreement extends for one day each day so that there is a constant twenty-four (24) month term. Each agreement provides that if the executive’s employment is involuntarily terminated without cause or voluntarily terminated for “good reason” within two years following a change in control of the New England Bancshares or New England Bank, the executive would be entitled to receive a lump sum severance payment equal to 2.99 times his “base amount,” as defined under the Internal Revenue Code, which will be paid within 10 days (5 days for Mr. Mattioli) following the executive’s date of termination. In addition, New England Bank would be required to continue to provide the executive with continued life insurance and non-taxable medical and dental coverage for a 24-month period (up to 12 months for Mr. Mattioli) following his date of termination, provided, however if the executive is no longer eligible to receive such coverage, the Bank will pay the executive the value of such coverage within 10 days following his date of termination.

Payments to the executive under each agreement will be paid by New England Bancshares if payments (or other benefits) are not paid by New England Bank. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Supplemental Executive Retirement Plans. New England Bank maintains the Executive Supplemental Retirement Plan, as amended and restated, to provide Mr. O’Connor with, upon his attainment of age 65, an annual retirement benefit of $172,796 payable in equal monthly installments over a period equal to the later of: (1) 20 years following Mr. O’Connor’s retirement or termination of employment for reason other than cause; or (2) Mr. O’Connor’s lifetime (the “SERP Benefit”). If Mr. O’Connor voluntarily terminates his employment with New England Bank, Mr. O’Connor will be entitled to receive the balance of his accrued SERP Benefit as of the date of his termination, which will commence upon his attainment of age 65 and will be payable in equal monthly installments over a period equal to the later of: (1) 20 years; or (2) Mr. O’Connor’s lifetime. If Mr. O’Connor is discharged from New England Bank for reasons other than cause, he will be entitled to the full SERP Benefit. If Mr. O’Connor dies before the completion of benefit payments under the plan, his beneficiary will receive the remaining installments due from the plan. If a change in control occurs (as defined in the plan), followed by Mr. O’Connor’s voluntary or involuntary termination of employment with New England Bank, Mr. O’Connor will receive a lump sum payment equal to the actuarial equivalent of the full SERP Benefit. The lump sum payment will be made within 30 days following Mr. O’Connor’s termination of employment in connection with a change in control.

New England Bank has established a rabbi trust to hold the insurance policies purchased to satisfy the obligations of New England Bank with respect to the Executive Supplemental Retirement Plan. Until the plan benefits are paid to Mr. O’Connor, creditors may make claims against the trust’s assets if the Bank becomes insolvent. As of March 31, 2012, New England Bank had accrued $2.0 million for its liabilities under this plan.

In addition to the Executive Supplemental Retirement Plan, New England Bank maintains a Supplemental Executive Retirement Plan. This plan provides restorative payments to designated executives who are prevented from receiving the full benefits under the ESOP or the full matching contribution under the 401(k) Plan due to the legal limitations imposed on tax-qualified plans. The Board of Directors of New England Bank has designated Mr. O’Connor to participate in the plan. In addition to providing for benefits lost under the ESOP and the 401(k) Plan, the supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control (as defined in the plan) before the complete scheduled repayment of the ESOP loan. Generally, upon such an event, the supplemental executive retirement plan will provide the participant with a benefit equal to what the participant would have received under the ESOP had he or she remained employed throughout the term of the ESOP loan, less the benefits actually provided. The participant’s benefit under the plan will commence within 90 days following the first to occur: (i) the participant’s termination of employment; (ii) the participant’s disability; (iii) the participant’s death; or (iv) a change in control of New England Bank or New England Bancshares.

Split-Dollar Life Insurance. New England Bank maintains a split-dollar life insurance arrangement to provide Mr. O’Connor with a death benefit. Under the terms of the arrangement, title and ownership of the life insurance policy resides with New England Bank, and New England Bank pays all of the insurance premiums. Upon Mr. O’Connor’s death, his beneficiaries will be entitled to 25% of the total proceeds, less the cash value of the policy. New England Bank will be entitled to the remaining life insurance proceeds. New England Bank will be entitled at all times to the cash surrender value of the life insurance policy.

New England Bank has also purchased and is the owner of single premium life insurance policies on the lives of Messrs. O’Connor, Parda and Mattioli. New England Bank has entered into Split Dollar Endorsement Agreements with each of Messrs. O’Connor, Parda and Mattioli in accordance with which a portion of the death benefit payable at the executive’s death is endorsed and payable to the executive’s beneficiary, if the executive dies while employed. Under the Split Dollar Endorsement Agreements, upon an executive’s death while he is an executive of New England Bank, the executive’s beneficiary will be paid a death benefit equal to a percentage of his annualized rate of 2008 base salary as of January 1, 2008. For these purposes, base salary is determined before reduction for contributions to a cafeteria plan or 401(k) Plan. In the case of Messrs. Parda and Mattioli, the applicable percentage is 200% of such executive’s annualized rate of 2008 base salary, which totals $226,000 in the case of Mr. Parda and $249,000 in the case of Mr. Mattioli, and in the case of Mr. O’Connor, is 100% of his annualized rate of 2008 base salary, which totals $250,000. In the event an executive dies after he terminated employment for any reason, including retirement, his beneficiary will not be entitled to any benefits under his Split Dollar Endorsement Agreement. The Split Dollar Endorsement Agreement may be terminated at any time by New England Bank or the executive, by written notice to the other or upon New England Bank’s cancellation of the life insurance policies. Upon termination, the executive forfeits any right in the death benefit and New England Bank may retain or terminate the insurance policy in its sole discretion.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested as of March 31, 2012 for each named executive officer.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
David J. O’Connor	49,085	(1)	—		$12.84	9/11/16
	84,581	(2)	—		6.40	2/11/13
John F. Parda	1,120	(6)	4,480	(6)	9.70	4/12/21
	800	(3)	1,200	(3)	7.90	4/12/20
	4,000	(4)	1,000	(4)	13.29	4/9/17
	4,000	(1)	—		12.84	9/11/16
	4,737	(5)	—		8.17	5/10/14
	9,473	(3)	—		6.40	2/11/13
Anthony M. Mattioli	1,200	(7)	800	(7)	8.25	12/15/18
	800	(3)	1,200	(3)	7.90	4/12/20
	1,040	(6)	4,160	(6)	9.70	4/11/21

(1)	Granted pursuant to the New England Bancshares, Inc. 2006 Equity Incentive Plan and vest in five equal annual installments commencing on September 11, 2007.
(2)	Granted pursuant to the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan and vest in five equal annual installments commencing on February 11, 2004.
(3)	Granted pursuant to the New England Bancshares, inc. 2006 Equity Incentive Plan and vest in five equal installments commencing on April 12, 2011.
(4)	Granted pursuant to the New England Bancshares, Inc. 2006 Equity Incentive Plan and vest in five equal annual installments commencing on April 9, 2008.
(5)	Granted pursuant to the New England Bancshares, Inc. 2003 Stock-Based Incentive Plan and vest in five equal annual installments commencing on May 10, 2005.
(6)	Granted pursuant to New England Bancshares, Inc. 2003 Stock-Based Incentive Plan and vest in five equal annual installments commencing on April 11, 2012.
(7)	Granted pursuant to New England Bancshares, Inc. 2003 Stock-Based Incentive Plan and vest in five equal annual installments commencing on December 15, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table provides information as of June 21, 2012, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or dispositive power. Percentages shown are based upon 5,806,263 shares of the Company’s common stock outstanding at June 19, 2012.

	Number of Shares		Percent of Common
Name and Address	Owned		Stock Outstanding

Wellington Management Company, LLP	387,211	(1)	6.7%
280 Congress Street
Boston, MA 02210

New England Bank	370,348	(2)	6.4%
Employee Stock Ownership Plan
855 Enfield Street
Enfield, Connecticut 06082

Investors of America, Limited Partnership	368,336	(3)	6.3%
James F. Dierberg
Dierberg Educational Foundation, Inc.
135 North Meramec
Clayton, Missouri 63105

(1)	Pursuant to a Schedule 13G filed by Wellington Management Company, LLP (“Wellington”), on February 14, 2012. Wellington reported shared dispositive power with respect to 387,211 and shared voting power with respect to 342,410 shares
(2)	Includes 147,641 shares that have not been allocated to participants’ accounts. Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received timely voting instructions from participants.
(3)	Pursuant to a Schedule 13G/A filed by Investors of America, Limited Partnership, James F. Dierberg and Dierberg Educational Foundation, Inc. as members of a group (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended) on February 9, 2009. Investors of America, Limited Partnership, James F. Dierberg and Dierberg Educational Foundation, Inc. reported sole voting and dispositive power with respect to 333,136 shares, 30,000 shares and 5,200 shares, respectively.

The following table provides information about the shares of our common stock that may be considered to be owned by each of our directors, by our named executive officers listed in the Summary Compensation Table included in Item 11 of this Annual Report on Form 10-K, and by all of our directors and executive officers as a group as of June 19, 2012. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or dispositive power. Unless otherwise indicated, none of the shares shown have been pledged as collateral and each of the named individuals has sole voting and dispositive power with respect to the shares shown.

Name	Number of Shares Owned (1)		Percent of Common Stock Outstanding (2)
Thomas O. Barnes	20,874		*
Lucien P. Bolduc	33,151		*
Peter T. Dow	49,172	(3)	*
William C. Leary	25,613		*
Myron J. Marek	24,375		*
Anthony M. Mattioli	8,176		*
Thomas P. O’Brien	25,000		*
David J. O’Connor	248,667	(4)	4.1%
John F. Parda	61,125	(5)	*
David J. Preleski	3,576		*
Kathryn C. Reinhard	10,000		*
Richard K. Stevens	53,075		*
Richard M. Tatoian	33,382		*

All executive officers, directors and director nominees as a group (16 persons)	611,218		10.1%

*	Less than 1% of shares outstanding.
(1)	Includes 19,852 shares that can be acquired pursuant to stock options within 60 days of June 19, 2012 by each of Messrs. Bolduc, Dow, Stevens and Tatoian; and 5,354 shares that can be acquired pursuant to stock options within 60 days of June 19, 2012 by each of Messrs. Leary and Marek. In addition, for each named executive officer listed, amounts include the following:

Name	Shares of Restricted Stock (held in trust)	Shares Allocated Under ESOP (held in trust) (a)	Shares Credited Under 401(k) Plan (held in trust)	Stock Options Exercisable within 60 Days

David J. O’Connor	—	29,738	32,466	133,666
Anthony M. Mattioli	—	—	—	2,000
John F. Parda	—	13,873	5,594	24,009

(a)	Executives have voting but not dispositive power with respect to shares of restricted stock and shares allocated to them under the ESOP.

(2)	Based on 5,806,263 shares of our common stock outstanding as of June 19, 2012.
(3)	Includes 20,158 shares held in a trust in which Mr. Dow shares voting and dispositive power.
(4)	Includes 703 shares held in a trust in which Mr. O’Connor shares voting and dispositive power.
(5)	Includes 464 shares held in a trust in which Mr. Parda shares voting and dispositive power.

Changes in Control

On May 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Financial Bancorp, Inc. (“United Financial”), the holding company of United Bank, pursuant to which the Company will merge with and into United Financial, with United Financial as the surviving entity. In addition, New England Bank will merge with and into United Bank, with United Bank as the surviving entity. The directors of the Company have agreed to vote their shares in favor of the approval of the Merger Agreement at the Company stockholders’ meeting to be held to vote on the proposed transaction.

Equity Compensation Plan Information

The following table provides information as of March 31, 2012 for compensation plans under which equity securities may be issued.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	347,512	$8.83	155,790
Equity compensation plans not approved by security holders	—	—	—
Total	347,512	$8.83	155,790

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by New England Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. New England Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit New England Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although New England Bank does not currently have such a program in place. The outstanding loans made to our directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to New England Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

The Nominating and Corporate Governance Committee of the Board of Directors periodically reviews the Company’s transactions with directors, executive officers and other persons related to the Company in accordance with the Company’s Policy and Procedures for Approval of Transactions with Related Persons.

Director Independence

Each of the directors of the Company is considered independent under the rules of The Nasdaq Stock Market, Inc., except for David J. O’Connor, who is an employee of the Company and New England Bank. In determining the independence of the Company’s directors, the Board considered transactions, relationships or arrangements between directors and the Company and/or the Bank that are not required to be disclosed in this Annual Report on Form 10-K under the heading “Transactions with Related Persons” above, including legal services provided by director David Preleski’s law firm and loans that some of our directors have from the Bank.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ending March 31, 2012 and 2011 by Shatswell, MacLeod & Company, P.C.:

	2012	2011
Audit Fees	$123,496	$120,087
Audit-Related Fees	8,631	—
Tax Fees(1)	9,881	16,000

 __________________________

(1)	Consists of tax filings and tax-related compliance and other advisory services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended March 31, 2012, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL SATEMENT SCHEDULES

3.1	Articles of Incorporation of New England Bancshares, Inc. (1)
3.2	Bylaws of New England Bancshares, Inc. (2)
4.0	Specimen stock certificate of New England Bancshares, Inc. (1)
10.1	Form of Enfield Federal Savings and Loan Association Employee Stock Ownership Plan and Trust(3)
10.2	Enfield Federal Savings and Loan Association Employee Savings & Profit-Sharing Plan and Adoption Agreement (3)
10.3	Employment Agreement by and between New England Bank and David J. O’Connor (8)
10.4	Employment Agreement by and between New England Bancshares, Inc. and David J. O’Connor (8)
10.5	Form of New England Bancshares, Inc. Amended and Restated 2008 Severance Compensation Plan(8)
10.6	Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (4)
10.7	First Amendment to Amended and Restated New England Bank Executive Supplemental Retirement Plan (8)
10.8	Form of Enfield Federal Savings and Loan Association Amended and Restated Supplemental Executive Retirement Plan (8)
10.9	Form of Enfield Federal Savings and Loan Association Director Fee Continuation Plan entered into with Peter T. Dow, Myron J. Marek, Richard K. Stevens and Richard M. Tatoian (3)
10.10	Form of First Amendment to Directors Fee Continuation Agreement (8)
10.11	Split Dollar Arrangement with David J. O’Connor (3)
10.12	New England Bancshares, Inc. 2003 Stock-Based Incentive Plan, as amended and restated (5)
10.13	New England Bancshares, Inc. 2006 Equity Incentive Plan (6)
10.14	Form of Amended and Restated Change in Control Agreement by and among New England Bank, New England Bancshares, Inc. entered into with John F. Parda and Anthony M. Mattioli (8)
10.15	Lease agreement with Troiano Professional Center, LLC (7)
10.16	Split-Dollar Endorsement Agreement with David J. O’Connor (8)
10.17	Split-Dollar Endorsement Agreement with Anthony M. Mattioli (8)
10.18	Split-Dollar Endorsement Agreement with John Parda (8)
21.0	List of Subsidiaries (8)
23.1	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Rule 13a-14(a) /15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) /15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of March 31, 2012 and March 31, 2011, (ii) the Consolidated Statements of Income for the years ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011, and (iv) the notes to the Consolidated Financial Statements. (9)

(1)	Incorporated by reference into this document from the Company’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-128277.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 11, 2007.
(3)	Incorporated by reference into this document from the Company’s Form SB-2, Registration Statement filed under the Securities Act of 1933, Registration No. 333-82856.
(4)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2006.
(5)	Incorporated by reference from the Proxy Statement for the 2003 Special Meeting of Stockholders.
(6)	Incorporated by reference from the Proxy Statement for the 2006 Meeting of Stockholders.
(7)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2007.
(8)	Incorporated by reference into this document from the exhibits to the Annual Report on Form 10-K for the year ended March 31, 2010.
(9)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New England Bancshares, Inc.

Date: June 27, 2012

	By:	/s/ David J. O’Connor
David J. O’Connor
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ David J. O’Connor	/s/ Jeffrey J. Levitsky
David J. O’Connor, President, Chief Executive	Jeffrey J. Levitsky, Interim Chief
Officer and Director (principal executive officer)	Financial Officer (principal financial and accounting officer)
Date: June 27, 2012	Date: June 27, 2012

/s/ Thomas O. Barnes	/s/ Lucien P. Bolduc
Thomas O. Barnes, Director	Lucien P. Bolduc, Director
Date: June 27, 2012	Date: June 27, 2012

/s/ Peter T. Dow	/s/ William C. Leary, Esq.
Peter T. Dow, Chairman of the Board	William C. Leary, Director
Date: June 27, 2012	Date: June 27, 2012

/s/ Myron J. Marek	/s/ Thomas P. O’Brien
Myron J. Marek, Director	Thomas P. O’Brien, Director
Date: June 27, 2012	Date: June 27, 2012

/s/ David J. Preleski, Esq.	/s/ Kathryn C. Reinhard
David J. Preleski, Esq., Director	Kathryn C. Reinhard, Director
Date: June 27, 2012	Date: June 27, 2012

/s/ Richard K. Stevens	/s/ Richard M. Tatoian, Esq.
Richard K. Stevens, Director	Richard M. Tatoian, Esq., Director
Date: June 27, 2012	Date: June 27, 2012

