Form 10-K/A
period 2012-03-31
New England Bancshares, Inc.
filed 2012-07-10
CIK 1338248

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒NO.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒
(Do not check box if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO ☒

As of June 20, 2012, there were outstanding 5,806,263 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on September 30, 2011 is $49,423,656.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended March 31, 2012 is being filed to: (i) add Exhibit 23.1 which was not included with the Form 10-K as initially filed due to a production error and; (ii) correct the date of Exhibit 32.2. Except as specifically set forth herein, this Form 10-K/A does not amend or update our Form 10-K for the year ended March 31, 2012.

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

10.4 Employment Agreement by and between New England Bancshares, Inc. and David J. O’Connor (8)

10.5 Form of New England Bancshares, Inc. Amended and Restated 2008 Severance Compensation Plan(8)

10.6 Enfield Federal Savings and Loan Association Executive Supplemental Retirement Plan, as amended and restated (4)

10.7 First Amendment to Amended and Restated New England Bank Executive Supplemental Retirement Plan (8)

10.8 Form of Enfield Federal Savings and Loan Association Amended and Restated Supplemental Executive Retirement Plan(8)

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

New England Bancshares, Inc.

Date: July 10, 2012	By:	/s/David J. O’Connor
	Name:	David J. O’Connor
	Title:	President, Chief Executive Officer and Director