Form 10-Q
period 2012-06-30
New England Bancshares, Inc.
filed 2012-08-14
CIK 1338248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The Issuer had 5,807,684 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2012.

NEW ENGLAND BANCSHARES, INC.

FORM 10-Q

Index

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Cash and due from banks	$8,492	$9,666
Interest-bearing demand deposits with other banks	58,195	52,398
Money market mutual funds	251	—
Total cash and cash equivalents	66,938	62,064
Investments in available-for-sale securities, at fair value	57,822	61,587
Federal Home Loan Bank stock, at cost	4,100	4,100
Loans, net of allowance for loan losses of $5,815 as of June 30, 2012 and $5,697 as of March 31, 2012	559,562	552,246
Loans held for sale	140	—
Premises and equipment, net	6,026	6,161
Other real estate owned	931	1,491
Accrued interest receivable	2,329	2,392
Deferred income taxes, net	4,744	4,741
Cash surrender value of life insurance	10,456	10,371
Identifiable intangible assets	826	915
Goodwill	16,783	16,783
Other assets	2,365	3,651
Total assets	$733,022	$726,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$73,887	$69,412
Interest-bearing	513,601	511,856
Total deposits	587,488	581,268
Advanced payments by borrowers for taxes and insurance	2,830	1,504
Federal Home Loan Bank advances	32,508	33,044
Subordinated debentures	3,929	3,927
Securities sold under agreements to repurchase	28,477	27,752
Other liabilities	5,106	5,637
Total liabilities	660,338	653,132

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,947,012 shares issued at June 30, 2012 and 6,945,591 shares issued at March 31, 2012	69	69
Paid-in capital	60,020	60,001
Retained earnings	24,573	23,942
Unearned ESOP shares, 147,641 shares at June 30, 2012 and March 31, 2012	(1,476)	(1,476)
Treasury stock, 1,139,328 shares at June 30, 2012 and 998,967 shares at March 31, 2012, at cost	(11,121)	(9,625)
Unearned shares, stock-based plans, no shares at June 30, 2012 and March 31, 2012	—	—
Accumulated other comprehensive income	619	459
Total stockholders’ equity	72,684	73,370
Total liabilities and stockholders’ equity	$733,022	$726,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2012	2011
Interest and dividend income:
Interest on loans	$7,460	$7,518
Interest and dividends on securities:
Taxable	231	360
Tax-exempt	169	170
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds	45	29
Total interest and dividend income	7,905	8,077

Interest expense:
Interest on deposits	1,836	2,123
Interest on advanced payments by borrowers for taxes and insurance	5	5
Interest on Federal Home Loan Bank advances	274	317
Interest on subordinated debentures	27	25
Interest on securities sold under agreements to repurchase	55	47
Total interest expense	2,197	2,517
Net interest and dividend income	5,708	5,560
Provision for loan losses	360	359
Net interest and dividend income after provision for loan losses	5,348	5,201

Noninterest income:
Service charges on deposit accounts	384	337
Gain on securities, net	197	62
Gain on sale of loans	120	22
Increase in cash surrender value of life insurance policies.	85	88
Other income	118	71
Total noninterest income	904	580
Noninterest expense:
Salaries and employee benefits	2,114	2,268
Occupancy and equipment expense	756	833
Advertising and promotion	133	154
Professional fees	145	167
Data processing expense	174	169
FDIC insurance assessment	159	230
Stationery and supplies	27	42
Amortization of identifiable intangible assets	89	100
Write-down of other real estate owned	89	141
Other real estate owned	44	20
Merger related expenses	510	—
Other expense	481	467
Total noninterest expense	4,721	4,591
Income before income taxes	1,531	1,190
Income tax expense	730	411
Net income	$801	$779

Earnings per share:
Basic	$0.14	$0.13
Diluted	0.14	0.13
Dividends per share	0.03	0.03

Comprehensive income:
Net income	$801	$779
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	160	406
Comprehensive income	$961	$1,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2012 and 2011

(in thousands except for share amounts)

						Unearned
						Shares
						Stock-		Accumulated
					Unearned	Based		Other
	Common Stock		Paid-in	Retained	ESOP	Incentive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Plans	Stock	Income	Total
Balance, March 31, 2011	6,938,087	$69	$59,876	$20,091	$(1,714)	$(386)	$(7,431)	$186	$70,691
Compensation cost for stock-based incentive plans	—	—	33	—	—	34	—	—	67
Dividends paid ($0.03 per share)	—	—	—	(179)	—	—	—	—	(179)
Comprehensive income:
Net income	—	—	—	779	—	—	—	—	779
Other comprehensive income, net of tax effect	—	—	—	—	—	—	—	406	406
Balance, June 30, 2011	6,938,087	$69	$59,909	$20,691	$(1,714)	$(352)	$(7,431)	$592	$71,764

Balance, March 31, 2012	6,945,591	$69	$60,001	$23,942	$(1,476)	$—	$(9,625)	$459	$73,370
Proceeds from exercise of stock options	1,421	—	13	—	—	—	—	—	13
Compensation cost for stock-based incentive plans	—	—	6	—	—	—	—	—	6
Dividends paid ($0.03 per share)	—	—	—	(170)	—	—	—	—	(170)
Treasury stock purchases (140,361 shares)	—	—	—	—	—	—	(1,496)	—	(1,496)
Comprehensive income:
Net income	—	—	—	801	—	—	—	—	801
Other comprehensive income, net of tax effect	—	—	—	—	—	—	—	160	160
Balance, June 30, 2012	6,947,012	$69	$60,020	$24,573	$(1,476)	$—	$(11,121)	$619	$72,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$801	$779
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of fair value adjustments	30	(21)
Accretion of securities, net	70	16
Gain on sales and calls of investments, net	(197)	(62)
Writedown of other real estate owned	89	141
Provision for loan losses	360	359
Gain on sale of loans, net	(120)	(22)
Loans originated for sale	(4,222)	(575)
Proceeds from sale of loans for sale	4,202	597
(Gain) loss on sale of other real estate owned	(7)	15
Change in deferred loan origination costs, net	3	(59)
Depreciation and amortization	179	247
Decrease in accrued interest receivable	63	47
Deferred income tax expense (benefit)	(105)	—
Increase in cash surrender value of life insurance policies	(85)	(88)
Decrease in prepaid expenses and other assets	1,282	1,716
Amortization of identifiable intangible assets	89	100
Increase (decrease) in accrued expenses and other liabilities	(590)	53
Compensation cost for stock option plan	6	33
Compensation cost for stock-based incentive plan	—	34

Net cash provided by operating activities	1,848	3,310

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,373)	(7,493)
Proceeds from sales of available-for-sale securities	6,134	6,179
Proceeds from maturities of available-for-sale securities	8,452	4,296
Proceeds from sales of other real estate owned	478	144
Loan originations and principal collections, net	(7,707)	(3,510)
Purchases of loans	—	—
Proceeds from sale of loans	—	1,655
Capital expenditures - premises and equipment	(40)	(269)

Net cash (used in) provided by investing activities	(3,056)	1,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

(continued)

	Three Months Ended June 30,
	2012	2011

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts	8,427	14,964
Net (decrease) increase in time deposits	(2,207)	6,420
Net increase in advanced payments by borrowers for taxes and insurance	1,326	1,213
Principal payments on Federal Home Loan Bank advances	(536)	(486)
Net increase in securities sold under agreement to repurchase	725	3,870
Purchase of treasury stock	(1,496)	—
Payments of cash dividends on common stock	(170)	(178)
Proceeds from exercise of stock options	13	—

Net cash provided by financing activities	6,082	25,803

Net increase in cash and cash equivalents	4,874	30,115
Cash and cash equivalents at beginning of period	62,064	43,612
Cash and cash equivalents at end of period	$66,938	$73,727
Supplemental disclosures:
Interest paid	$2,185	$2,534
Income taxes paid	599	156
Loans transferred to other real estate owned	—	104

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

Under the terms of the definitive merger agreement, at the effective time of the merger, each share of the Company’s common stock will be converted to 0.9575 of a share of United Financial common stock. The consideration received by the Company’s stockholders is intended to qualify as a tax-free transaction. The transaction has been approved by the boards of directors of both the Company and United Financial.

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations presented are not necessarily indicative of the operating results to be expected for the year ending March 31, 2013 or any interim period.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2012.

Index

The condensed consolidated balance sheet as of March 31, 2012 was derived from the Company’s audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June 30, 2012, 110,563 shares were anti-dilutive for the three month period, compared to 148,563 anti-dilutive shares for the three month period ended June 30, 2011. Anti-dilutive shares are stock options with exercise prices in excess of the weighted-average market value for the same period and are not included in the determination of diluted earnings per share. Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In Thousands)
Three Months ended June 30, 2012
Basic EPS
Net income	$801	—
Dividends and undistributed earnings allocated
to unvested shares	—	—
Net income and income available to common stockholders	801	5,687,051	$0.14
Effect of dilutive securities options	—	90,495
Diluted EPS
Income available to common stockholders and
assumed conversions	$801	5,777,546	$0.14

Three Months ended June 30, 2011
Basic EPS
Net income	$779	—
Dividends and undistributed earnings allocated
to unvested shares	(1)	—
Net income and income available to common stockholders	778	5,939,177	$0.13
Effect of dilutive securities options	—	66,270
Diluted EPS
Income available to common stockholders and
assumed conversions	$778	6,005,447	$0.13

NOTE 4 – Recent Accounting Pronouncements

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

Index

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

Index

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

NOTE 5 – Stock-Based Incentive Plan

At June 30, 2012, the Company maintained a stock-based incentive plan and an equity incentive plan. For the three months ended June 30, 2012 and 2011, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the three months ended June 30, 2012 and 2011 for the granting of stock options under the plans was $6,000 and $33,000, respectively. The Company did not grant any options during the three months ended June 30, 2012. During the three months June 2011, the Company granted 20,000 stock options.

There was no compensation cost charged against income for the three months ended June 30, 2012 for the granting of restricted stock. The compensation cost that has been charged against income for the granting of restricted stock awards under the plan for the three months ended June 30, 2011 was $34,000.

Index

NOTE 6 – Loans

A summary of the balances of loans follows:

	June 30, 2012	March 31, 2012
	(In thousands)
Residential real estate:
1-4 family	$121,216	$125,636
Home equity loans	36,078	37,724
Commercial real estate	299,366	289,057
Consumer loans	9,639	9,772
Commercial loans	97,995	94,668
Total loans	564,294	556,857

Allowance for loan losses	(5,815)	(5,697)
Net deferred loan fees	1,083	1,086

Loans, net	$559,562	$552,246

The Company has transferred a portion of its originated commercial real estate loans and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains and losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2012 and March 31, 2012, the Company was servicing loans for participants aggregating $13.5 million and $13.3 million, respectively.

NOTE 7 – Allowance for Loan Losses and Impaired Assets

Analysis and Determination of the Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable losses inherent in the existing portfolio. When a loan, or portion thereof, is considered uncollectible and reasonably estimable, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Based on management’s judgment, the allowance for loan losses covers all known losses and inherent losses in the loan portfolio.

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

Activity in the allowance for loan losses is summarized below:

	Residential	Home Equity Loans	Commercial Real Estate	Consumer Loans	Commercial Loans	Total
	(In thousands)
Balance March 31, 2012	$789	$127	$2,794	$64	$1,923	$5,697
Provision	143	87	(186)	(8)	324	360
Charge Offs	(143)	(71)	(44)	—	(24)	(282)
Recoveries	28	—	—	3	9	40
Balance June 30, 2012	$817	$143	$2,564	$59	$2,232	$5,815

Balance March 31, 2011	$738	$154	$1,981	$99	$2,714	$5,686
Provision	7	4	179	(3)	172	359
Charge Offs	(170)	—	(191)	(9)	(87)	(457)
Recoveries	—	—	0	6	3	9
Balance June 30, 2011	$575	$158	$1,969	$93	$2,802	$5,597

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of June 30, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Allowance for loan losses:
1-4 Family Residential	$358	$459	$817
Home equity loans	—	143	143
Commercial real estate	861	1,703	2,564
Consumer loans	—	59	59
Commercial loans	834	1,398	2,232
Total allowance for loan losses	$2,053	$3,762	$5,815

Loan balances:
1-4 Family Residential	$2,152	$119,064	$121,216
Home equity loans	—	36,078	36,078
Commercial real estate	3,665	295,701	299,366
Consumer loans	—	9,639	9,639
Commercial loans	2,530	95,465	97,995
Total loan balances	$8,347	$555,947	$564,294

Index

The following table presents the balance in the allowance for loan losses by portfolio segment and based on impairment evaluation method as of March 31, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Allowance for loan losses:
1-4 Family Residential	$15	$774	$789
Home equity loans	—	127	127
Commercial real estate	207	2,587	2,794
Consumer loans	—	64	64
Commercial loans	372	1,551	1,923
Total allowance for loan losses	$594	$5,103	$5,697

Loan balances:
1-4 Family Residential	$1,247	$124,389	$125,636
Home equity loans	—	37,724	37,724
Commercial real estate	9,961	279,096	289,057
Consumer loans	—	9,772	9,772
Commercial loans	4,103	90,565	94,668
Total loan balances	$15,311	$541,546	$556,857

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

Index

The following table shows the risk rating grade of the loan portfolio broken-out by type as of June 30, 2012. There were no loans rated doubtful or loss as of June 30, 2012.

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
	(In thousands)
Grade:
Pass	$—	$—	$281,999	$—	$89,671	$371,670
Special mention	—	—	6,681	—	1,481	8,162
Substandard	4,700	219	10,686	48	6,843	22,496
Not formally rated	116,516	35,859	—	9,591	—	161,966
Total	$121,216	$36,078	$299,366	$9,639	$97,995	$564,294

The following table shows the risk rating grade of the loan portfolio broken-out by type as of March 31, 2012. There were no loans rated doubtful or loss as of March 31, 2012.

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

Index

The following table shows the Company’s impaired loans at June 30, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential real estate:
1-4 family	$2,654	$3,206	$—	$1,795	$25
Home equity loans	218	219	—	109	2
Commercial real estate	6,240	7,418	—	7,375	60
Consumer loans	48	52	—	24	—
Commercial loans	3,431	4,344	—	3,323	25
Total impaired with no related allowance recorded	$12,591	$15,239	$—	$12,626	$112

With an allowance recorded:
Residential real estate:
1-4 family	$2,152	$2,215	$358	$1,232	$21
Home equity loans	—	—	—	—	—
Commercial real estate	3,665	3,665	861	2,558	54
Consumer loans	—	—	—	—	—
Commercial loans	2,530	2,530	834	1,709	29
Total impaired with an allowance recorded	$8,347	$8,410	$2,053	$5,499	$104

Total:
Residential real estate:
1-4 family	$4,806	$5,421	$358	$3,027	$46
Home equity loans	218	219	—	109	2
Commercial real estate	9,905	11,083	861	9,933	114
Consumer loans	48	52	—	24	—
Commercial loans	5,961	6,874	834	5,032	54
Total impaired loans	$20,938	$23,649	$2,053	$18,125	$216

The following table shows the Company’s impaired loans at March 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Residential real estate:
1-4 family	$936	$973	$—	$1,843	$44
Home equity loans	—	—	—	184	—
Commercial real estate	8,510	8,590	—	5,458	501
Consumer loans	—	—	—	44	—
Commercial loans	3,214	3,967	—	2,482	162
Total impaired with no related allowance recorded	$12,660	$13,530	$—	$10,011	$707

With an allowance recorded:
Residential real estate:
1-4 family	$311	$389	$15	$1,470	$20
Home equity loans	—	—	—	—	—
Commercial real estate	1,451	1,482	207	3,792	72
Consumer loans	—	—	—	50	—
Commercial loans	889	913	372	2,156	45
Total impaired with an allowance recorded	$2,651	$2,784	$594	$7,468	$137

Total:
Residential real estate:
1-4 family	$1,247	$1,362	$15	$3,313	$64
Home equity loans	—	—	—	184	—
Commercial real estate	9,961	10,072	207	9,250	573
Consumer loans	—	—	—	94	—
Commercial loans	4,103	4,880	372	4,638	207
Total impaired loans	$15,311	$16,314	$594	$17,479	$844

Delinquencies. The following table provides information about delinquencies in our loan portfolio as of June 30, 2012.

	30-59 Days	Greater Than 60-89 Days	Greater Than 90 Days	Total Past Due	90 Days or More and Accruing	Nonaccrual loans
	(In thousands)
Residential real estate:
1-4 family	$—	$380	$1,684	$2,064	$—	$3,391
Home equity loans	38	—	50	88	—	219
Commercial real estate	1,401	1,070	5,810	8,281	—	7,318
Consumer loans	80	—	17	97	—	48
Commercial loans	1,767	626	3,112	5,505	—	3,906
Total	$3,286	$2,076	$10,673	$16,035	$—	$14,882

Index

The following table provides information about delinquencies in our loan portfolio as of March 31, 2012.

	30-59 Days	Greater Than 60-89 Days	Greater Than 90 Days	Total Past Due	90 Days or More and Accruing	Nonaccrual loans
	(Dollars in Thousands)

Residential real estate	$2,771	$—	$2,217	$4,988	$—	$3,734
Commercial real estate	1,702	1,152	4,976	7,830	—	7,141
Home equity loans	112	154	84	350	—	170
Consumer loans	100	49	47	196	—	56
Commercial loans	1,641	154	3,545	5,340	—	4,072
Total	$6,326	$1,509	$10,869	$18,704	$—	$15,173

Troubled Debt Restructuring. The Bank did not restructure any troubled debt during the quarter ended June 30, 2012.

NOTE 8 – Other-Than-Temporary Impairment Losses

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at June 30, 2012 and March 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012:	(In thousands)
Debt securities issued by states of the
United States and political subdivisions
of the states	$9,024	$165	$1,517	$24	$10,541	$189
Debt securities issued by the U.S. Treasury
and other U.S. government corporations
and agencies	—	—	—	—	—	—
Mortgage-backed securities	6,866	58	609	23	7,475	81
Total temporarily impaired securities	$15,890	$223	$2,126	$47	$18,016	$270
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	513	77	513	77
Total temporarily impaired and
other than temporarily impaired
securities	$15,890	$223	$2,639	$124	$18,529	$347

March 31, 2012:
Debt securities issued by states of the
United States and political subdivisions
of the states	$3,212	$37	$—	$—	$3,212	$37
Debt securities issued by the U.S. Treasury
and other U.S. government corporations
and agencies	11,219	240	1,502	51	12,721	291
Mortgage-backed securities	6,469	98	1,231	73	7,700	171
Total temporarily impaired securities	20,900	375	2,733	124	23,633	499
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	372	82	372	82
Total temporarily impaired and
other than temporarily impaired
securities	$20,900	$375	$3,105	$206	$24,005	$581

Index

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at June 30, 2012 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the three months ended June 30, 2012 is as follows:

Non-Agency
Mortgage-Backed
(In thousands)
Balance, April 1, 2012	$96
Additions for the credit component on debt securities
in which other-than-temporary impairment was
not previously recognized	17

Balance, June 30, 2012	$113

In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of June 30, 2012.

Index

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	13.8%	5.1%	20.1%
Default rates	11.3	5.4	19.9
Loss severity	46.7	36.4	61.8

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

Index

The following summarizes assets measured at fair value on a recurring basis for the period ending:

	Fair Value Measurements at Reporting date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2012:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$4,611	$350	$4,261	$—
Debt securities issued by states of the United States and political subdivisions of the states	26,529	828	25,282	419
Mortgage-backed securities	26,682	—	26,682	—
Total	$57,822	$1,178	$56,225	$419

March 31, 2012
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$6,470	$1,369	$5,101	$—
Debt securities issued by states of the United States and political subdivisions of the states	25,361	1,941	23,420	—
Mortgage-backed securities	29,756	10	29,746	—
Total	$61,587	$3,320	$58,267	$—

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2012, for which a nonrecurring change in fair value has been recorded.

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)

Impaired loans	$6,294	$—	$—	$6,294
Other real estate owned	931	—	—	931

Total	$7,225	$—	$—	$7,225

Index

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities at June 30, 2012:

	June 30, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$66,938	$66,938	$—	$—	$66,938
Available-for-sale securities	57,822	1,178	56,228	416	57,822
Federal Home Loan Bank stock	4,100	4,100	—	—	4,100
Loans, net	559,562	—	—	569,813	569,813
Loans held for sale	140	146	—	—	146
Accrued interest receivable	2,329	2,329	—	—	2,329

Financial liabilities:
Deposits	$587,488	$—	$591,639	$—	$591,639
Advanced payments by borrowers for taxes and insurance	2,830	2,830	—	—	2,830
FHLB advances	32,508	—	34,607	—	34,607
Securities sold under agreements to repurchase	28,477	—	28,478	—	28,478
Subordinated debentures	3,929	—	1,449	—	1,449
Due to Broker	1,178	1,178	—	—	1,178

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities at March 31, 2012:

	March 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$62,064	$62,064	$—	$—	$62,064
Available-for-sale securities	61,587	3,320	58,267	—	61,587
Federal Home Loan Bank stock	4,100	4,100	—	—	4,100
Loans, net	552,246	—	—	564,037	564,037
Loans held for sale	—	—	—	—	—
Accrued interest receivable	2,392	2,392	—	—	2,392

Financial liabilities:
Deposits	$581,268	$—	$585,961	$—	$585,961
Advanced payments by borrowers for taxes and insurance	1,504	1,504	—	—	1,504
FHLB advances	33,044	—	35,314	—	35,314
Securities sold under agreements to repurchase	27,752	—	27,753	—	27,753
Subordinated debentures	3,927	—	1,441	—	1,441
Due to Broker	1,119	1,119	—	—	1,119

Index

NOTE 10 – OTHER COMPREHENSIVE INCOME

Other comprehensive income for the quarters ended June 30, 2012 and 2011 are as follows:

	June 30, 2012
	Before Tax	Tax	Net of Tax
	Amount	Effects	Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$440	$(150)	$290
Reclassification adjustment for realized gains in net income	(197)	67	(130)
Other comprehensive benefit – director fee continuation plan	—	—	—
Total	$243	$(83)	$160

	June 30, 2011
	Before Tax	Tax	Net of Tax
	Amount	Effects	Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$665	$(217)	$448
Reclassification adjustment for realized gains in net income	(62)	20	(42)
Other comprehensive benefit – director fee continuation plan	—	—	—
Total	$603	$(197)	$406

Accumulated other comprehensive income consists of the following as of:
	June 30, 2012	March 31, 2012
	(In thousands)

Net unrealized holding gains on available-for-sale securities, net of taxes (1)	$618	$458
Unrecognized director fee plan benefits, net of tax	1	1
Total	$619	$459

(1) The June 30 and March 31, 2012 ending balance includes $113,000 and $82,000, respectively of unrealized losses in which other-than-temporary impairment has been recognized.

Index

Item 2.       Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Merger Agreement With United Financial Bancorp, Inc.

On May 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Financial Bancorp, Inc. (“United Financial”), the holding company of United Bank, pursuant to which the Company will merge with and into United Financial, with United Financial as the surviving entity (the “Merger”). In addition, the Bank will merge with and into United Bank, with United Bank as the surviving entity.  Additional information regarding the Merger is provided in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations— Merger Agreement With United Financial Bancorp, Inc.” and the Company’s other filings with the Securities and Exchange Commission.

Index

Comparison of Financial Condition at June 30, 2012 and March 31, 2012

Assets

Total assets were $733.0 million at June 30, 2012, an increase of $6.5 million compared to $726.5 million at March 31, 2012. The increase in total assets was primarily due to a $4.9 million increase in cash and cash equivalents and a $7.3 million increase in net loans, partially offset by a $3.8 million decrease in investment securities.

Liabilities

Total liabilities were $660.3 million at June 30, 2012, an increase of $7.2 million compared to $653.1 million at March 31, 2012. The increase in total liabilities was caused primarily by a $6.2 million increase in total deposits and a $1.3 million increase in advance payments by borrowers for taxes and insurance, partially offset by the $536,000 decrease in FHLB advances. At June 30, 2012, deposits are comprised of savings accounts totaling $84.4 million, money market deposit accounts totaling $123.7 million, demand and NOW accounts totaling $93.2 million, and certificates of deposits totaling $286.3 million. The Company’s core deposits, which the Company considers to be all deposits except for certificates of deposits, increased to 51.3% of total deposits at June 30, 2012 from 50.4% at March 31, 2012.

Stockholders’ Equity

Total stockholders’ equity decreased $700,000 to $72.7 million at June 30, 2012 from $73.4 million at March 31, 2012. The decrease was primarily caused by share repurchases of $1.5 million and dividends paid of $170,000 partially offset by net income of $801,000 and an increase in other comprehensive income of $160,000.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

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

Net Income

For the three months ended June 30, 2012, the Company reported net income of $801,000, compared to $779,000 for the year ago period. Basic and diluted income per share for the quarter ended June 30, 2012 were $0.14 each, compared to $0.13 each for the quarter ended June 30, 2011. Excluding acquisition related expenses of $510,000, net income would have been $1.3 million, or $0.23 per diluted share, for the quarter ended June 30, 2012.

Index

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2012 and 2011 totaled $5.7 million and $5.6 million, respectively. The Company’s net interest margin was 3.45% for the three months ended June 30, 2012 and 3.53% for the three months ended June 30, 2011. The decrease in the net interest margin for the quarter was primarily due to a 35 basis point decrease in the rate earned on interest-earning assets and an increase in average interest-earning assets of $34.7 million, partially offset by a $22.6 million increase in average interest-bearing liabilities and a 30 basis point decrease in the yield paid on interest-bearing liabilities. The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 3.28% for the quarter ended June 30, 2011 to 3.23% for the quarter ended June 30, 2012.

Interest and dividend income amounted to $7.9 million and $8.1 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in interest and dividend income resulted from a decrease in the average yield on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. The yield earned on average interest-earning assets decreased 35 basis points to 4.75% for the three months ended June 30, 2012 from 5.10% for the three months ended June 30, 2011. Average interest-earning assets were $676.9 million for the quarter ended June 30, 2012 compared to $642.2 million for the quarter ended June 30, 2011. The increase in average interest-earning assets was caused primarily by a $7.6 million increase in average interest bearing demand deposits with other banks and a $28.6 million increase in net loans, partially offset by a $1.2 million decrease in average investment securities.

Interest expense for the quarters ended June 30, 2012 and 2011 was $2.2 million and $2.5 million, respectively. The decrease in interest expense resulted from a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased to 1.52% for the quarter ended June 30, 2012 from 1.82% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase, and a decrease in FHLB advances which generally have higher rates. The average rate paid on certificates of deposit decreased from 2.40% for the quarter ended June 30, 2011 to 2.07% for the current year quarter as market rates have decreased for this type of deposit. Average interest-bearing liabilities increased $22.6 million during the quarter ended June 30, 2012 from $555.9 million to $578.5 million primarily due to a $23.2 million increase in average interest-bearing deposits and a $5.3 million increase in average repurchase agreement accounts partially offset by a $6.1 million decrease in average FHLB advances.

Average Balance Sheet

The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented, and are presented on an annualized basis.

Index

	For the Quarters Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$54,914	$37	0.27%	$47,345	$23	0.20%
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities (1)	29,889	333	4.47	26,064	333	5.13
Mortgage-backed and mortgage-related securities	27,584	154	2.24	32,592	284	3.49
Federal Home Loan Bank and Bankers’ Bank stock	4,415	8	0.71	4,741	6	0.47
Loans, net	560,123	7,480	5.36	531,487	7,515	5.67
Total interest-earning assets	676,925	8,012	4.75	642,229	8,161	5.10
Noninterest-earning assets	39,731			39,621
Cash surrender value of life insurance	10,407			10,062
Total assets	$727,063			$691,912
Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$83,401	$143	0.69%	$77,743	$145	0.75%
NOW accounts	18,807	14	0.29	16,603	12	0.31
Money market accounts	124,805	195	0.63	107,108	231	0.86
Certificate accounts	287,070	1,484	2.07	289,465	1,735	2.40
Total deposits	514,083	1,836	1.43	490,919	2,123	1.73
Federal Home Loan Bank advances and subordinated debentures	36,617	301	3.32	42,722	342	3.21
Advanced payments by borrowers for taxes and insurance	2,204	5	0.88	2,037	5	0.96
Securities sold under agreements to repurchase	25,582	55	0.87	20,248	47	0.92
Total interest-bearing liabilities	578,486	2,197	1.52	555,926	2,517	1.82
Demand deposits	68,133			57,479
Other liabilities	7,733			7,457
Total liabilities	654,352			620,862
Stockholders’ Equity	72,711			71,050
Total liabilities and stockholders’ equity	$727,063			$691,912
Net interest and dividend income/net interest rate spread		$5,815	3.23%		$5,644	3.28%
Net interest margin			3.45%			3.53%
Ratio of interest-earning assets to interest-bearing liabilities	117.02%			115.52%

(1) Reported on a tax equivalent basis, using a 34% tax rate.

Index

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

	Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Both	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$36	$15	$(37)	$14
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	(162)	185	(23)	—
Mortgage-backed and mortgage-related securities	(408)	(175)	453	(130)
Federal Home Loan Bank and Bankers’ Bank stock	11	(2)	(7)	2
Loans, net	(1,675)	1,624	16	(35)
Total interest-earning assets	(2,198)	1,647	402	149

Interest-bearing liabilities:
Savings accounts	(48)	42	4	(2)
NOW accounts	(2)	8	(4)	2
Money market accounts	(255)	153	66	(36)
Certificate accounts	(956)	(58)	763	(251)
Total Deposits	(1,261)	145	829	(287)
Federal Home Loan Bank advances and subordinated debentures	40	(200)	119	(41)
Advanced payments by borrowers for taxes and insurance	(2)	2	—	—
Securities sold under agreements to repurchase	(11)	49	(30)	8
Total interest-bearing liabilities	(1,234)	(4)	918	(320)
Increase in net interest and dividend income	$(964)	$1,651	(516)	$171

Provision for Loan Losses

The provision for loan losses for the quarters ended June 30, 2012 and 2011 were $360,000 and $359,000, respectively. The additions to the allowance for loan losses reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the quarter ended June 30, 2012, noninterest income was $904,000 compared to $580,000 for the quarter ended June 30, 2011. Affecting noninterest income for the three months ended June 30, 2012 were gains of $197,000 on the sales of securities and $120,000 in gains on the sale of loans.

Index

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2012 was $4.7 million compared to $4.6 million for the quarter ended June 30, 2011. The increase was due largely to $510,000 in merger related expenses, partially offset by a $154,000 decrease in salaries and benefits, a $77,000 decrease in occupancy and equipment expense, a $71,000 decrease in the FDIC insurance assessment and a $52,000 decrease in the write-down of other real estate owned. The Company’s efficiency ratio improved from 74.8% for the quarter ended June 30, 2011 to 71.4% for the current year quarter. Without the merger related expenses, the efficiency ratio would have improved to 63.7% this quarter.

Provision for Income Taxes

The Company recorded income tax expense of $730,000 and $411,000 for the quarters ended June 30, 2012 and 2011, respectively, with effective tax rates of 47.7% and 34.5%, respectively. The increase in the effective tax rate is due to merger related expenses that are not tax deductible.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of June 30, 2012 of $32.5 million, with unused borrowing capacity of $30.5 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the three months ended June 30, 2012 and 2011 the Company originated loans, net of principal paydowns, of approximately $7.8 million and $3.5 million, respectively. Purchases of investment securities totaled $10.4 million and $7.5 million for the three months ended June 30, 2012 and 2011, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $587.5 million at June 30, 2012, a $6.2 million increase from the $581.3 million balance at March 31, 2012.

At June 30, 2012, the Company had outstanding commitments to originate $23.9 million of loans, and unused lines of credit and undvanced funds on construction loans of approximately $54.2 million. In addition, the Company had $2.6 million of commercial letters of credit. Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less totaled $135.3 million, or 23.0% of total deposits at June 30, 2012. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Index

As of June 30, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s capital amounts and ratios as of June 30, 2012 are presented in the following table.

(Dollar amounts in thousands)

		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$58,385	8.23%
Total Risk-Based Capital	8%	$64,200	11.96%
Tier 1 Risk-Based Capital	4%	$58,385	10.87%

The Bank’s actual capital amounts and ratios as of June 30, 2012 are presented in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)

Total Capital (to Risk Weighted Assets)	$61,334	11.42%	$42,969	>8.0%	$53,711	>10.0%
Tier 1 Capital (to Risk Weighted Assets)	55,519	10.34	21,484	>4.0	32,227	>6.0
Tier 1 Capital (to Average Assets)	55,519	7.83	28,365	>4.0	35,456	>5.0

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

For the three months ended June 30, 2012, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. The risks described in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 140,361 shares of its common stock in the quarter ended June 30, 2012 as follows:

For the three months ended June 30, 2012	Total shares repurchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	137,600	$10.66	329,496	2,761
May	2,761	10.62	332,257	—
June	—	—	332,257	—
Total	140,361	$10.65

Index

The Company’s stock repurchase program was authorized August 29, 2011 to repurchase 332,257 shares of the Company’s outstanding shares. Stock repurchases were made from time to time and were effected through open market purchases, block trades and in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Index

Item 6. Exhibits.

2.1	Agreement and Plan of Merger by and between New England Bancshares, Inc. and United Financial Bancorp, Inc. (4)
3.1	Articles of Incorporation of New England Bancshares, Inc. (1)
3.2	Bylaws of New England Bancshares, Inc. (2)
4.1	Specimen stock certificate of New England Bancshares, Inc.(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (iv) the notes to the Condensed Consolidated Financial Statements. (3)

(1)	Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.
(2)	Incorporated by reference into this document from Exhibit 3.1 to the Form 8-K as filed with the Securities and Exchange Commission on October 11, 2007.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(4)	Incorporated by reference into this document from Exhibit 2.1 to the Form 8-K as filed by New England Bancshares, Inc. with the Securities and Exchange Commission on May 31, 2012.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated: August 14, 2012	By:/s/ Jeffrey J. Levitsky
Jeffrey J. Levitsky
Interim Chief Financial Officer
(principal financial officer)

Dated: August 14, 2012	By:/s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer

