Form 10-Q
period 2012-09-30
New England Bancshares, Inc.
filed 2012-11-14
CIK 1338248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The Issuer had 5,807,684 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2012.

NEW ENGLAND BANCSHARES, INC.

FORM 10-Q

Index

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Cash and due from banks	$8,897	$9,666
Interest-bearing demand deposits with other banks	62,133	52,398
Total cash and cash equivalents	71,030	62,064
Investments in available-for-sale securities, at fair value	53,190	61,587
Federal Home Loan Bank stock, at cost	4,100	4,100
Loans, net of allowance for loan losses of $5,593 as of September 30, 2012 and $5,697 as of March 31, 2012	555,564	552,246
Premises and equipment, net	5,871	6,161
Other real estate owned	1,049	1,491
Accrued interest receivable	2,350	2,392
Deferred income taxes, net	4,770	4,741
Cash surrender value of life insurance	10,541	10,371
Identifiable intangible assets	744	915
Goodwill	16,783	16,783
Other assets	3,027	3,651
Total assets	$729,019	$726,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$69,471	$69,412
Interest-bearing	514,797	511,856
Total deposits	584,268	581,268
Advanced payments by borrowers for taxes and insurance	1,207	1,504
Federal Home Loan Bank advances	31,970	33,044
Subordinated debentures	3,931	3,927
Securities sold under agreements to repurchase	29,849	27,752
Other liabilities	4,337	5,637
Total liabilities	655,562	653,132

Stockholders’ Equity:
Preferred stock, par value $.01 per share: 1,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 19,000,000 shares authorized; 6,947,012 shares issued at September 30, 2012 and 6,945,591 shares issued at March 31, 2012	69	69
Paid-in capital	60,026	60,001
Retained earnings	25,350	23,942
Unearned ESOP shares, 147,641 shares at September 30, 2012 and March 31, 2012	(1,476)	(1,476)
Treasury stock, 1,139,328 shares at September 30, 2012 and 998,967 shares at March 31, 2012, at cost	(11,121)	(9,625)
Accumulated other comprehensive income	609	459
Total stockholders’ equity	73,457	73,370
Total liabilities and stockholders’ equity	$729,019	$726,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest on loans	$7,408	$7,579	$14,868	$15,097
Interest and dividends on securities:
Taxable	241	333	472	693
Tax-exempt	131	157	300	327
Interest on federal funds sold, interest-bearing deposits and dividends on money market mutual funds	42	47	88	76
Total interest and dividend income	7,822	8,116	15,728	16,193

Interest expense:
Interest on deposits	1,769	2,078	3,605	4,201
Interest on advanced payments by borrowers for taxes and insurance	3	3	8	8
Interest on Federal Home Loan Bank advances	271	318	544	635
Interest on subordinated debentures	27	25	54	50
Interest on securities sold under agreements to repurchase	58	49	114	96
Total interest expense	2,128	2,473	4,325	4,990
Net interest and dividend income	5,694	5,643	11,403	11,203
Provision for loan losses	363	516	724	875
Net interest and dividend income after provision for loan losses	5,331	5,127	10,679	10,328

Noninterest income:
Service charges on deposit accounts	381	348	765	685
Gain on securities, net	195	85	392	147
Gain on sale of loans	151	107	270	129
Increase in cash surrender value of life insurance policies	85	88	170	176
Other income	127	121	245	192
Total noninterest income	939	749	1,842	1,329
Noninterest expense:
Salaries and employee benefits	2,342	2,250	4,457	4,518
Occupancy and equipment expense	763	791	1,519	1,624
Advertising and promotion	74	120	207	274
Professional fees	151	186	296	353
Data processing expense	189	179	362	348
FDIC insurance assessment	152	152	311	382
Stationery and supplies	53	54	80	96
Amortization of identifiable intangible assets	82	93	171	193
Write-down of other real estate owned	—	—	89	141
Other real estate owned	64	79	108	99
Merger related expenses	165	—	675	—
Other expense	646	496	1,127	963
Total noninterest expense	4,681	4,400	9,402	8,991
Income before income taxes	1,589	1,476	3,119	2,666
Income tax expense	642	544	1,371	955
Net income	$947	$932	$1,748	$1,711

Earnings per share:
Basic	$0.17	$0.16	$0.31	$0.29
Diluted	0.16	0.15	$0.30	$0.28
Dividends per share	0.03	0.03	$0.06	$0.06

Comprehensive income:
Net income	$947	$932	$1,748	$1,711
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale	(10)	135	150	541
Comprehensive income	$937	$1,067	$1,898	$2,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements Changes in Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except per share amounts)

						Unearned
						Shares
						Stock-		Accumulated
					Unearned	Based		Other
	Common Stock		Paid-in	Retained	ESOP	Incentive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Plans	Stock	Income	Total
Balance, March 31, 2011	6,968,087	$69	$59,876	$20,091	$(1,714)	$(386)	$(7,431)	$186	$70,691
Compensation cost for stock-based incentive plans	—	—	66	—	—	57	—	—	123
Dividends paid ($0.06 per share)	—	—	—	(358)	—	—	—	—	(358)
Treasury stock purchases (6,900 shares)	—	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	1,711	—	—	—	—	1,711
Other comprehensive income, net of tax effect	—	—	—	—	—	—	—	541	541
Balance, September 30, 2011	6,968,087	$69	$59,942	$21,444	$(1,714)	$(329)	$(7,481)	$727	$72,658

Balance, March 31, 2012	6,945,591	$69	$60,001	$23,942	$(1,476)	$—	$(9,625)	$459	$73,370
Proceeds from exercise of stock options	1,421	—	13	—	—	—	—	—	13
Compensation cost for stock-based incentive plans	—	—	12	—	—	—	—	—	12
Dividends paid ($0.06 per share)	—	—	—	(340)	—	—	—	—	(340)
Treasury stock purchases (140,361 shares)	—	—	—	—	—	—	(1,496)	—	(1,496)
Net income	—	—	—	1,748	—	—	—	—	1,748
Other comprehensive income, net of tax effect	—	—	—	—	—	—	—	150	150
Balance, September 30, 2012	6,947,012	$69	$60,026	$25,350	$(1,476)	$—	$(11,121)	$609	$73,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,748	$1,711
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of fair value adjustments	60	(42)
Amortization (accretion) of securities, net	125	37
Gain on sales and calls of investments, net	(392)	(147)
Writedown of other real estate owned	89	141
Provision for loan losses	724	875
Gain on sale of loans, net	(270)	(129)
Loans originated for sale	(8,108)	(4,142)
Proceeds from sale of loans for sale	8,378	3,939
(Gain) loss on sale of other real estate owned	(17)	15
Change in deferred loan origination costs, net	19	(136)
Depreciation and amortization	341	370
Decrease in accrued interest receivable	42	61
Deferred income tax benefit	(124)	(293)
Increase in cash surrender value of life insurance policies	(170)	(176)
Decrease in prepaid expenses and other assets	618	1,252
Amortization of identifiable intangible assets	171	193
Decrease in accrued expenses and other liabilities	(181)	(143)
Compensation cost for stock option plan	12	66
Compensation cost for stock-based incentive plan	—	57

Net cash provided by operating activities	3,065	3,509

Cash flows from investing activities:
Purchases of available-for-sale securities	(21,220)	(15,434)
Proceeds from sales of available-for-sale securities	15,237	10,012
Proceeds from maturities of available-for-sale securities	13,773	7,857
Proceeds from sales of other real estate owned	549	304
Loan originations and principal collections, net	(4,296)	(16,633)
Purchases of loans	—	—
Proceeds from sale of loans	—	4,080
Non-refundable deposit on other real estate owned	—	6
Investment in cash surrender value of life insurance	—	—
Capital expenditures - premises and equipment	(43)	(429)

Net cash provided by (used in) investing activities	4,000	(10,237)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NEW ENGLAND BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

(continued)

	Six Months Ended September 30,
	2012	2011

Cash flows from financing activities:
Net increase in demand, NOW, MMDA and savings accounts	7,850	22,248
Net (decrease) increase in time deposits	(4,850)	4,538
Net decrease in advanced payments by borrowers for taxes and insurance	(297)	(143)
Principal payments on Federal Home Loan Bank advances	(1,076)	(1,006)
Net increase in securities sold under agreement to repurchase	2,097	4,072
Purchase of treasury stock	(1,496)	(50)
Payments of cash dividends on common stock	(340)	(358)
Proceeds from exercise of stock options	13	—

Net cash provided by financing activities	1,901	29,301

Net increase in cash and cash equivalents	8,966	22,573
Cash and cash equivalents at beginning of period	62,064	43,612
Cash and cash equivalents at end of period	$71,030	$66,185

Supplemental disclosures:
Interest paid	$4,318	$5,028
Income taxes paid	1,242	845
Decrease in due from broker	(1,119)	—
Loans transferred to other real estate owned	179	165
Other real estate owned transferred to other assets	—	—

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

On May 30, 2012, the Company executed a definitive merger agreement with United Financial Bancorp, Inc. (“United Financial”) under which United Financial will acquire the Company in a transaction valued then at $91 million based on United Financial’s 20 day volume weighted average stock price of $15.89 as of May 30, 2012.

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

NOTE 3 – Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were zero and 108,563 shares that were anti-dilutive for the three and six month periods ended September 30, 2012, respectively. There were 152,763 and 152,763 shares that were anti-dilutive for the three and six month periods ended September 30, 2011, respectively. Anti-dilutive shares are stock options with exercise prices in excess of the weighted-average market value for the same period and are not included in the determination of diluted earnings per share. Unallocated common shares held by the Bank’s employee stock ownership plan are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted EPS.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands)
Three Months ended September 30, 2012
Basic EPS
Net Income	$947	—
Dividends and undistributed earnings allocated
to unvested shares	—	—
Net income and income available to common stockholders	$947	5,660,042	$0.17
Effect of dilutive securities options	—	117,915
Diluted EPS
Income available to common stockholders and
assumed conversions	$947	5,777,957	$0.16
Six Months ended September 30, 2012
Basic EPS
Net Income	$1,748	—
Dividends and undistributed earnings allocated
to unvested shares	—	—
Net income and income available to common stockholders	$1,748	5,673,473	$0.31
Effect of dilutive securities options	—	102,949
Diluted EPS
Income available to common stockholders and
assumed conversions	$1,748	5,776,422	$0.30

Index

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands)
Three Months ended September 30, 2011
Basic EPS
Net Income	$932	—
Dividends and undistributed earnings allocated
to unvested shares	(1)	—
Net income and income available to common stockholders	$931	5,938,526	$0.16
Effect of dilutive securities options	—	64,876
Diluted EPS
Income available to common stockholders and
assumed conversions	$931	6,003,402	$0.15
Six Months ended September 30, 2011
Basic EPS
Net Income	$1,711	—
Dividends and undistributed earnings allocated
to unvested shares	(3)	—
Net income and income available to common stockholders	$1,708	5,938,850	$0.29
Effect of dilutive securities options	—	65,679
Diluted EPS
Income available to common stockholders and
assumed conversions	$1,708	6,004,529	$0.28

NOTE 4 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Index

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 5 – Stock-Based Incentive Plan

At September 30, 2012, the Company maintained a stock-based incentive plan and an equity incentive plan. For the six months ended September 30, 2012 and 2011, compensation cost for the Company’s stock plans was measured at the grant date based on the value of the award and was recognized over the service period, which was the vesting period. The compensation cost that has been charged against income in the six months ended September 30, 2012 and 2011 for the granting of stock options under the plans was $12,000 and $66,000, respectively. The Company did not grant any stock options during the six months ended September 30, 2012. During the six months ended September 30, 2011, the Company granted 20,000 stock options.

There was no compensation cost charged against income for the granting of restricted stock awards during the six months ended September 30, 2012. The compensation cost charged against income for the granting of restricted stock awards under the plan during the six months ended September 30, 2011 was $57,000. The Company did not grant any restricted stock during the six months ended September 30, 2012 or 2011.

Index

NOTE 6 – Loans

A summary of the balances of loans follows:

	September 30, 2012	March 31, 2012
	(In thousands)
Residential real estate:
1-4 family	$114,817	$125,636
Home equity loans	35,504	37,724
Commercial real estate	301,766	289,057
Consumer loans	9,279	9,772
Commercial loans	98,724	94,668
Total loans	560,090	556,857

Allowance for loan losses	(5,593)	(5,697)
Net deferred loan fees	1,067	1,086

Loans, net	$555,564	$552,246

The Company has transferred a portion of its originated commercial real estate loans and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains and losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2012 and March 31, 2012, the Company was servicing loans for participants aggregating $13.3 million and $13.3 million, respectively.

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

Activity in the allowance for loan losses is summarized below:

	1 – 4 Family Residential	Home Equity Loans	Commercial Real Estate	Consumer Loans	Commercial Loans	Total
	(In thousands)
Balance March 31, 2012	$789	$127	$2,794	$64	$1,923	$5,697
Provision	109	67	255	(18)	311	724
Charge Offs	(235)	(71)	(188)	—	(410)	(904)
Recoveries	42	5	19	1	9	76
Balance September 30, 2012	$705	$128	$2,880	$47	$1,833	$5,593

Balance March 31, 2011	$738	$154	$1,981	$99	$2,714	$5,686
Provision	(77)	(30)	731	(32)	283	875
Charge Offs	(214)	—	(191)	(14)	(87)	(506)
Recoveries	8	—	—	8	13	29
Balance September 30, 2011	$455	$124	$2,521	$61	$2,923	$6,084

Index

The following table presents the balance in the allowance for loan losses by portfolio segment based on impairment evaluation method as of September 30, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Allowance for loan losses:
1-4 Family Residential	$272	$433	$705
Home equity loans	—	128	128
Commercial real estate	1,285	1,595	2,880
Consumer loans	—	47	47
Commercial loans	424	1,409	1,833
Total allowance for loan losses	$1,981	$3,612	$5,593

Loan balances:
1-4 Family Residential	$3,776	$111,041	$114,817
Home equity loans	262	35,242	35,504
Commercial real estate	7,378	294,388	301,766
Consumer loans	124	9,155	9,279
Commercial loans	5,134	93,590	98,724
Total loan balances	$16,674	$543,416	$560,090

The following table presents the balance in the allowance for loan losses by portfolio segment based on impairment evaluation method as of March 31, 2012:

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

Index

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

Index

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

The following table shows the risk rating grade of the loan portfolio broken-out by type as of September 30, 2012.

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
	(In thousands)
Grade:
Pass	$—	$—	$289,110	$—	$90,436	$379,546
Special mention	—	—	5,278	—	3,154	8,432
Substandard	3,776	262	7,378	124	5,134	16,674
Not formally rated	111,041	35,242	—	9,155	—	155,438
Total	$114,817	$35,504	$301,766	$9,279	$98,724	$560,090

The following table shows the risk rating grade of the loan portfolio broken-out by type as of March 31, 2012.

	Real Estate Loans
	Residential	Home Equity	Commercial	Consumer	Commercial	Total
	(In thousands)
Grade:
Pass	$—	$—	$266,757	$—	$86,360	$353,117
Special mention	—	—	7,896	—	1,356	9,252
Substandard	4,285	310	14,404	32	6,952	25,983
Not formally rated	121,351	37,414	—	9,740	—	168,505
Total	$125,636	$37,724	$289,057	$9,772	$94,668	$556,857

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The following table shows the Company’s impaired loans at September 30, 2012.

Index

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential real estate:
1-4 family	$1,985	$2,188	$—	$2,320	$13
Home equity loans	262	262	—	240	1
Commercial real estate	2,214	2,291	—	4,227	12
Consumer loans	123	123	—	86	1
Commercial loans	3,498	4,502	—	3,464	44
Total impaired with no related allowance recorded	$8,082	$9,366	$—	$10,337	$71

With an allowance recorded:
Residential real estate:
1-4 family	$1,792	$1,854	$272	$1,972	$17
Home equity loans	—	—	—	—	—
Commercial real estate	5,164	5,201	1,285	4,415	28
Consumer loans	—	—	—	—	—
Commercial loans	1,636	1,636	424	2,083	22
Total impaired with an allowance recorded	$8,592	$8,691	$1,981	$8,470	$67

Total:
Residential real estate:
1-4 family	$3,777	$4,042	$272	$4,292	$30
Home equity loans	262	262	—	240	1
Commercial real estate	7,378	7,492	1,285	8,642	40
Consumer loans	123	123	—	86	1
Commercial loans	5,134	6,138	424	5,547	66
Total impaired loans	$16,674	$18,057	$1,981	$18,807	$138

The following table shows the Company’s impaired loans at March 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential real estate:
1-4 family	$936	$973	$—	$1,843	$44
Home equity loans	—	—	—	184	—
Commercial real estate	8,510	8,590	—	5,458	501
Consumer loans	—	—	—	44	—
Commercial loans	3,214	3,967	—	2,482	162
Total impaired with no related allowance recorded	$12,660	$13,530	$—	$10,011	$707

With an allowance recorded:
Residential real estate:
1-4 family	$311	$389	$15	$1,470	$20
Home equity loans	—	—	—	—	—
Commercial real estate	1,451	1,482	207	3,792	72
Consumer loans	—	—	—	50	—
Commercial loans	889	913	372	2,156	45
Total impaired with an allowance recorded	$2,651	$2,784	$594	$7,468	$137

Total:
Residential real estate:
1-4 family	$1,247	$1,362	$15	$3,313	$64
Home equity loans	—	—	—	184	—
Commercial real estate	9,961	10,072	207	9,250	573
Consumer loans	—	—	—	94	—
Commercial loans	4,103	4,880	372	4,638	207
Total impaired loans	$15,311	$16,314	$594	$17,479	$844

Index

Delinquencies. The following table provides information about delinquencies in our loan portfolio as of September 30, 2012.

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Nonaccrual loans
	(In thousands)
Residential real estate:
1-4 family	$46	$1,332	$1,113	$2,491	$2,514
Home equity loans	81	—	211	292	295
Commercial real estate	3,579	849	4,417	8,845	5,639
Consumer loans	147	33	95	275	146
Commercial loans	1,466	319	1,431	3,216	4,012
Total	$5,319	$2,533	$7,267	$15,119	$12,606

The following table provides information about delinquencies in our loan portfolio as of March 31, 2012.

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Nonaccrual loans
	(In thousands)
Residential real estate:
1-4 family	$2,771	$—	$2,217	$4,988	$3,734
Home equity loans	112	154	84	350	170
Commercial real estate	1,702	1,152	4,976	7,830	7,141
Consumer loans	100	49	47	196	56
Commercial loans	1,641	154	3,545	5,340	4,072
Total	$6,326	$1,509	$10,869	$18,704	$15,173

Troubled Debt Restructuring. The Bank did not restructure any troubled debt during the six months or quarter ended September 30, 2012.

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

Index

NOTE 8 – Other-Than-Temporary Impairment Losses

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at September 30, 2012 and March 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2012
Debt securities issued by states of the
United States and political subdivisions
of the states	$9,103	$130	$231	$15	$9,334	$145
Debt securities issued by the U.S.
Treasury and other U.S. government
corporations and agencies	499	1	—	—	499	1
Mortgage-backed securities	5,947	21	1,436	31	7,383	52
Total temporarily impaired securities	15,549	152	1,667	46	17,216	198
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	75	6	75	6
Total temporarily impaired securities and
other than temporarily impaired
securities	$15,549	$152	$1,742	$52	$17,291	$204
March 31, 2012:
Debt securities issued by states of
United States and political subdivisions
of the states	$3,212	$37	$—	$—	$3,212	$37
Debt securities issued by the U.S.
Treasury and other U.S. government
corporations and agencies	11,219	240	1,502	51	12,721	291
Mortgage-backed securities	6,469	98	1,231	73	7,700	171
Total temporarily impaired securities	20,900	375	2,733	124	23,633	499
Other-than-temporarily impaired securities
Mortgage-backed securities	—	—	372	82	372	82
Total temporarily impaired securities and
other than temporarily impaired
securities	$20,900	$375	$3,105	$206	$24,005	$581

Management has assessed the securities which are classified as available-for-sale and in an unrealized loss position at September 30, 2012 and determined the decline in fair value below amortized cost to be temporary, except for those securities described below. In making this determination management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to the current interest rate environment and not to the credit deterioration of the individual issuer, except for those securities described below.

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

Index

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

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the six months ended September 30, 2012 is as follows:

Non-Agency Mortgage-Backed
(In thousands)
Balance, April 1, 2012	$96
Additions for the credit component on debt securities
in which other-than-temporary impairment was
not previously recognized	17

Balance September 30, 2012	$113

In accordance with ASC 320-10, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities. Significant assumptions used in the valuation of non-agency mortgage-backed securities were as follows as of September 30, 2012.

	Weighted	Range
	Average	Minimum	Maximum
Prepayment rates	17.1%	3.5%	21.8%
Default rates	11.9	3.7	17.9
Loss severity	38.7	28.6	56.5

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

Index

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

The following summarizes assets measured at fair value on a recurring basis for the period ending:

	Fair Value Measurements at Reporting date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2012:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$3,858	$—	$3,858	$—
Debt securities issued by states of the United States and political subdivisions of the states	23,293	—	23,293	—
Mortgage-backed securities	26,039	—	26,039	—
Total	$53,190	$—	$53,190	$—

March 31, 2012
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$6,470	$1,369	$5,101	$—
Debt securities issued by states of the United States and political subdivisions of the states	25,361	1,941	23,420	—
Mortgage-backed securities	29,756	10	29,746	—
Total	$61,587	$3,320	$58,267	$—

Index

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30 and March 31, 2012, for which a nonrecurring change in fair value has been recorded.

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2012:
Impaired Loans	$6,611	$—	$—	$6,611
Other real estate owned	1,049	—	—	1,049
Total	$7,660	$—	$—	$7,660

March 31, 2012:
Impaired Loans	$2,057	$—	$—	$2,057
Other real estate owned	1,000	—	—	1,000
Total	$3,057	$—	$—	$3,057

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities:

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities at September 30, 2012:

	September 30, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$71,030	$71,030	$—	$—	$71,030
Available-for-sale securities	53,190	—	53,190	—	53,190
Federal Home Loan Bank stock	4,100	4,100	—	—	4,100
Loans, net	555,564	—	—	569,030	569,030
Accrued interest receivable	2,350	2,350	—	—	2,350

Financial liabilities:
Deposits	$584,268	$—	$587,909	$—	$587,909
Advanced payments by borrowers for taxes and insurance	1,207	1,207	—	—	1,207
FHLB advances	31,970	—	34,014	—	34,014
Securities sold under agreements to repurchase	29,849	—	29,850	—	29,850
Subordinated debentures	3,931	—	1,440	—	1,440

Index

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities at March 31, 2012:

	March 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$62,064	$62,064	$—	$—	$62,064
Available-for-sale securities	61,587	3,320	58,267	—	61,587
Federal Home Loan Bank stock	4,100	4,100	—	—	4,100
Loans, net	552,246	—	—	564,037	564,037
Loans held for sale	—	—	—	—	—
Accrued interest receivable	2,392	2,392	—	—	2,392

Financial liabilities:
Deposits	$581,268	$—	$585,961	$—	$585,961
Advanced payments by borrowers for taxes and insurance	1,504	1,504	—	—	1,504
FHLB advances	33,044	—	35,314	—	35,314
Securities sold under agreements to repurchase	27,752	—	27,753	—	27,753
Subordinated debentures	3,927	—	1,441	—	1,441
Due to Broker	1,119	1,119	—	—	1,119

NOTE 10 – OTHER COMPREHENSIVE INCOME

Other comprehensive income for the six months ended September 30, 2012 and 2011 are as follows:

	September 30, 2012
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$620	$(212)	$408
Reclassification adjustment for realized gains in net income	(392)	134	(258)
Other comprehensive benefit – director fee continuation plan	—	—	—
Total	$228	$(78)	$150

	September 30, 2011
	Before Tax Amount	Tax Effects	Net of Tax Amount
	(In Thousands)
Net unrealized holding gains on available-for-sale securities	$888	$(240)	$648
Reclassification adjustment for realized gains in net income	(147)	40	(107)
Other comprehensive benefit – director fee continuation plan	—	—	—
Total	$741	$(200)	$541

Accumulated other comprehensive income consists of the following as of:

	September 30, 2012	March 31, 2012
	(In Thousands)
Net unrealized holding gains on available-for-sale securities, net of taxes (1)	$608	$458
Unrecognized director fee plan benefits, net of tax	1	1
Total	$609	$459

(1) The September 30, 2012 and March 31, 2012 ending balance includes $113,000 and $82,000, respectively of unrealized losses in which other-than-temporary impairment has been recognized.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and Part II, Item 1A of this Report on Form 10-Q, as well as the following factors: interest rates, general economic conditions, legislation and regulations, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, accounting principles and guidelines, and our ability to recognize enhancements related to our acquisition within expected time frames. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Merger Agreement With United Financial Bancorp, Inc.

On May 31, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Financial Bancorp, Inc. (“United Financial”), the holding company of United Bank, pursuant to which the Company will merge with and into United Financial, with United Financial as the surviving entity (the “Merger”). In addition, the Bank will merge with and into United Bank, with United Bank as the surviving entity.  The transaction has been approved by the boards of directors and stockholders of both the Company and United Financial. The merger is expected to close on or about November 16, 2012 subject to the receipt of regulatory approval and the satisfaction of other customary closing conditions. Additional information regarding the Merger is provided in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations— Merger Agreement With United Financial Bancorp, Inc.” and the Company’s other filings with the Securities and Exchange Commission.

Index

Comparison of Financial Condition at September 30, 2012 and March 31, 2012

Assets

Total assets were $729.0 million at September 30, 2012, an increase of $2.5 million compared to $726.5 million at March 31, 2012. The increase in total assets was primarily due to an $8.9 million increase in cash and cash equivalents and a $3.3 million increase in net loans, partially offset by an $8.4 million decrease in investments.

Liabilities

Total liabilities were $655.6 million at September 30, 2012, an increase of $2.5 million compared to $653.1 million at March 31, 2012. The increase in total liabilities was caused primarily by a $3.0 million increase in total deposits and a $2.1 million increase in repurchase agreements offset by a $1.1 million decrease in FHLB advances and a $1.3 million decrease in other liabilities. At September 30, 2012, deposits are comprised of savings accounts totaling $83.0 million, money market deposit accounts totaling $128.4 million, demand and NOW accounts totaling $89.3 million, and certificates of deposits totaling $283.6 million. The Company’s core deposits, which the Company considers to be all deposits except for certificates of deposits, increased to 51.5% of total deposits at September 30, 2012 from 50.4% at March 31, 2012.

Stockholders’ Equity

Total stockholders’ equity increased $100,000 to $73.5 million at September 30, 2012 from $73.4 million at March 31, 2012. The increase was primarily caused by net income of $1.7 million and an increase in other comprehensive income of $150,000 partially offset by dividends paid of $340,000 and treasury stock purchases of $1.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

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

Net Income

For the three months ended September 30, 2012, the Company reported net income of $947,000, compared to $932,000 for the year ago period. Basic and diluted income per share for the quarter ended September 30, 2012 were $0.17 and $0.16, respectively, compared to $0.16 and $0.15, respectively, for the quarter ended September 30, 2011.

Index

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2012 and 2011 totaled $5.7 million and $5.6 million, respectively. The Company’s net interest margin was 3.44% for the three months ended September 30, 2012 and 3.54% for the three months ended September 30, 2011. The decrease in the net interest margin for the quarter was primarily due to a 36 basis point decrease in the rate earned on interest-earning assets partially offset by an increase in average interest-earning assets of $23.2 million and an $11.2 million increase in average interest-bearing liabilities offset by a 27 basis point decrease in the yield paid on interest-bearing liabilities. The changes to the yield on average interest-earning assets and the rate paid on average interest-bearing liabilities caused the Company’s interest rate spread to decrease from 3.30% for the quarter ended September 30, 2011 to 3.22% for the quarter ended September 30, 2012.

Interest and dividend income amounted to $7.8 million and $8.1 million for the three months ended September 30, 2012 and 2011, respectively. Average interest-earning assets were $680.0 million for the quarter ended September 30, 2012 compared to $656.8 million for the quarter ended September 30, 2011. The increase in average interest-earning assets was caused primarily by a $29.1 million increase in average net loans and a $2.2 million increase in average investments other than mortgage-backed securities, partially offset by a $5.4 million decrease in average investments in mortgage-backed securities and a $2.3 million decrease in average interest-bearing deposits with other banks. The yield earned on average interest-earning assets decreased 36 basis points to 4.69% for the three months ended September 30, 2012 from 5.05% for the three months ended September 30, 2011 due to the current low interest rate environment.

Interest expense for the quarters ended September 30, 2012 and 2011 was $2.1 million and $2.5 million, respectively. Average interest-bearing liabilities increased $11.2 million during the quarter ended September 30, 2012 from $568.6 million to $579.8 million primarily due to a $12.2 million increase in average interest-bearing deposits and a $5.1 million increase in average repurchase agreements offset by a $6.1 million decrease in average FHLB advances. The average rate paid on interest-bearing liabilities decreased to 1.47% for the quarter ended September 30, 2012 from 1.74% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase, and a decrease in the average balance of FHLB advances which generally have higher rates. The average rate paid on certificates of deposit decreased from 2.34% for the quarter ended September 30, 2011 to 2.00% for the current year quarter as market rates have decreased for this type of deposit.

Index

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

	For the Quarters Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$60,678	$36	0.24%	$63,015	$43	0.27%
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities (1)	27,050	344	5.10	24,898	329	5.30
Mortgage-backed and mortgage-related securities	26,585	153	2.31	32,011	262	3.28
Federal Home Loan Bank and Bankers’ Bank stock	4,415	6	0.59	4,741	4	0.36
Loans, net	561,223	7,416	5.30	532,110	7,626	5.75
Total interest-earning assets	679,951	7,955	4.69	656,775	8,264	5.05
Noninterest-earning assets	39,010			39,778
Cash surrender value of life insurance	10,492			10,151
Total assets	$729,453			$706,704
Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$83,395	$128	0.62%	$77,103	$149	0.77%
NOW accounts11,444	19,676	15	0.30	16,684	13	0.30
Money market accounts	128,073	207	0.65	119,336	225	0.76
Certificate accounts	284,555	1,420	2.00	290,421	1,691	2.34
Total deposits	515,699	1,770	1.38	503,544	2,078	1.64
Federal Home Loan Bank advances and subordinated debentures	36,088	297	3.31	42,202	343	3.23
Advanced payments by borrowers for taxes and insurance	1,249	3	0.99	1,122	3	1.02
Securities sold under agreements to repurchase	26,781	58	0.87	21,687	49	0.92
Total interest-bearing liabilities	579,817	2,128	1.47	568,555	2,473	1.74
Demand deposits	68,553			58,198
Other liabilities	8,055			7,913
Total liabilities	656,425			634,666
Stockholders’ Equity	73,028			72,038
Total liabilities and stockholders’ equity	$729,453			$706,704
Net interest and dividend income/net interest rate spread		$5,827	3.22%		$5,791	3.30%
Net interest margin			3.44%			3.54%
Ratio of interest-earning assets to interest-bearing liabilities	117.27%			115.52%

(1)	Reported on a tax equivalent basis, using a 34% tax rate.

Index

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. The both column represents changes attributable to changes in both rate and volume that cannot be segregated.

	Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Both	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$(25)	$(7)	$24	$(8)
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	30	37	(52)	15
Mortgage-backed and mortgage-related securities	(309)	(178)	379	(108)
Federal Home Loan Bank and Bankers’ Bank stock	11	(1)	(8)	2
Loans, net	(2,387)	1,674	503	(210)
Total interest-earning assets	(2,680)	1,525	846	(309)

Interest-bearing liabilities:
Savings accounts	(117)	48	48	(21)
NOW accounts	(1)	9	(6)	2
Money market accounts	(134)	66	50	(18)
Certificate accounts	(991)	(137)	857	(271)
Total Deposits	(1,243)	(14)	949	(308)
Federal Home Loan Bank advances and subordinated debentures	32	(197)	119	(46)
Advanced payments by borrowers for taxes and insurance	—	1	(1)	—
Securities sold under agreements to repurchase	(10)	47	(28)	9
Total interest-bearing liabilities	(1,221)	(163)	1,039	(345)
Increase in net interest and dividend income	$(1,459)	$1,688	$(193)	$36

Provision for Loan Losses

The provision for loan losses for the quarters ended September 30, 2012 and 2011 were $363,000 and $516,000, respectively. The additions to and resulting increase in the allowance for loan losses at September 30, 2012 reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the quarter ended September 30, 2012, noninterest income was $939,000 compared to $749,000 for the quarter ended September 30, 2011. Affecting noninterest income for the three months ended September 30, 2012 were increases of $110,000 in gains on securities, $44,000 in gains on sale of loans and $33,000 in service charges on deposit accounts.

Index

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2012 was $4.7 million compared to $4.4 million for the quarter ended September 30, 2011. The increase was due largely to $165,000 in merger related expenses and an increase of $150,000 in other expenses. The Company’s efficiency ratio improved from 71.6% for the quarter ended September 30, 2011 to 70.6% for the current year quarter.

Provision for Income Taxes

The Company recorded income tax expense of $642,000 and $544,000 for the quarters ended September 30, 2012 and 2011, respectively, with effective tax rates of 40.4% and 36.9%, respectively. The increase in the effective tax rate is primarily due to the merger related expenses that are not tax deductible.

Comparison of Operating Results for the Six Months Ended September 30, 2012 and 2011

Net Income

For the six months ended September 30, 2012, the Company reported net income of $1.748 million, compared to $1.711 million for the year ago period. Basic and diluted income per share for the six months ended September 30, 2012 were $0.31 and $0.30, respectively, compared to $0.29 and $0.28, respectively, for the six months ended September 30, 2011.

Net Interest and Dividend Income

Net interest and dividend income for the six months ended September 30, 2012 and 2011 totaled $11.4 million and $11.2 million, respectively. The Company’s net interest margin decreased to 3.41% for the six months ended September 30, 2012 from 3.51% for the six months ended September 30, 2011. The increase in net interest and dividend income for the period was primarily due to an increase in average net interest earning assets of approximately $11.9 million, including an increase in average net loans of $28.9 million. Partially offsetting the increase in net earning assets was a 36 basis point decrease in the yield on average interest-earning assets and a 28 basis point decrease in the rate paid on average interest-bearing liabilities which caused the Company’s interest rate spread to decrease from 3.27% for the six months ended September 30, 2011 to 3.19% for the six months ended September 30, 2012.

Interest and dividend income amounted to $15.7 million and $16.2 million for the six months ended September 30, 2012 and 2011, respectively. Average interest-earning assets were $678.4 million for the six months ended September 30, 2012; an increase of $28.9 million, or 4.5%, compared to $649.5 million for the six months ended September 30, 2011. The increase in average interest-earning assets was caused primarily by a $28.9 million increase in average net loans and a $2.6 million increase in federal funds sold partially offset by a $2.2 million decrease in investment securities. The yield earned on average interest-earning assets decreased to 4.68% for the six months ended September 30, 2012 from 5.04% for the six months ended September 30, 2011.

Index

Interest expense for the six months ended September 30, 2012 and 2011 was $4.3 million and $5.0 million, respectively. Average interest-bearing liabilities grew $17.0 million during the six months ended September 30, 2012 from $562.2 million to $579.2 million primarily due to increases of $17.7 million in average interest-bearing deposits and $5.2 million in average repurchase agreements, partially offset by a $6.1 million decrease in FHLB advances. The average rate paid on interest-bearing liabilities decreased to 1.49% for the six months ended September 30, 2012 from 1.77% for the year ago period, due primarily to the decrease in rates paid on certificates of deposit, money market deposit accounts and securities sold under agreements to repurchase in the current low interest rate environment. The average rate paid on certificates of deposit decreased from 2.36% for the six months ended September 30, 2011 to 2.03% for the current year period as market rates have decreased for this type of deposit.

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

	For the Six Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
(Dollars in thousands)
Assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$57,796	$73	0.25%	$55,180	$66	0.24%
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities (1)	28,470	620	4.34	25,481	643	5.03
Mortgage-backed and mortgage-related securities	27,084	307	2.26	32,301	545	3.37
Federal Home Loan Bank and Bankers’ Bank stock	4,415	14	0.65	4,741	10	0.41
Loans, net	560,673	14,896	5.30	531,798	15,142	5.68
Total interest-earning assets	678,438	15,910	4.68	649,501	16,406	5.04
Noninterest-earning assets	39,300			39,700
Cash surrender value of life insurance	10,449			10,107
Total assets	$728,187			$699,308
Liabilities and Stockholders’ Equity:
Deposits:
Savings accounts	$83,398	$271	0.65%	$77,423	$293	0.76%
NOW accounts11,444	19,242	29	0.30	16,643	25	0.30
Money market accounts	126,439	401	0.63	113,222	456	0.80
Certificate accounts22	285,812	2,904	2.03	289,943	3,426	2.36
Total deposits	514,891	3,605	1.49	497,231	4,200	1.68
Federal Home Loan Bank advances and subordinated debentures	36,352	598	3.28	42,462	686	3.22
Advanced payments by borrowers for taxes and insurance	1,727	8	0.92	1,577	8	0.98
Securities sold under agreements to repurchase	26,181	114	0.87	20,968	96	0.91
Total interest-bearing liabilities	579,151	4,325	1.49	562,238	4,990	1.77
Demand deposits	68,343			57,839
Other liabilities	7,827			7,687
Total liabilities	655,321			627,764
Stockholders’ Equity	72,866			71,544
Total liabilities and stockholders’ equity	$728,187			$699,308
Net interest and dividend income/net interest rate spread		$11,585	3.19%		$11,416	3.27%
Net interest margin			3.41%			3.51%
Ratio of interest-earning assets to interest-bearing liabilities	117.14%			115.52%

(1)	Reported on a tax equivalent basis, using a 34% tax rate.

Index

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. The both column represents changes attributable to changes in both rate and volume that cannot be segregated.

	Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Both	Net
	(In thousands)
Interest-earning assets:
Federal funds sold, interest-bearing deposits and marketable equity securities	$7	$6	$(6)	$7
Investments in available-for-sale securities, other than mortgage-backed and mortgage-related securities	(145)	110	12	(23)
Mortgage-backed and mortgage-related securities	(356)	(176)	294	(238)
Federal Home Loan Bank and Bankers’ Bank stock	11	(1)	(6)	4
Loans, net	(2,021)	1,640	135	(246)
Total interest-earning assets	(2,504)	1,579	429	(496)

Interest-bearing liabilities:
Savings accounts	(84)	45	16	(23)
NOW accounts	(1)	8	(4)	3
Money market accounts	(192)	106	32	(54)
Certificate accounts	(956)	(97)	532	(521)
Total Deposits	(1,233)	62	576	(595)
Federal Home Loan Bank advances and subordinated debentures	27	(197)	83	(87)
Advanced payments by borrowers for taxes and insurance	(1)	1	—	—
Securities sold under agreements to repurchase	(11)	48	(20)	17
Total interest-bearing liabilities	(1,218)	(86)	639	(665)
Increase in net interest and dividend income	$(1,286)	$1,665	(210)	$169

Provision for Loan Losses

The provision for loan losses for the six months ended September 30, 2012 and 2011 were $724,000 and $875,000, respectively. The additions to and resulting increase in the allowance for loan losses at September 30, 2012 reflected continued growth in the commercial loan portfolio and the challenging economic climate.

Noninterest Income

For the six months ended September 30, 2012, noninterest income was $1.8 million compared to $1.3 million for the six months ended September 30, 2011. Affecting noninterest income for the six months ended September 30, 2012 were increases of $245,000 and $141,000 in gain on sale of securities and loans, respectively. Service charges on deposit accounts also increased $80,000 for the six months ended September 30, 2012.

Index

Noninterest Expense

Noninterest expense for the six months ended September 30, 2012 and 2011 was $9.4 million and $9.0 million, respectively. During the six months ended September 30, 2012 the Company recorded $675,000 in merger related expenses and a $164,000 increase in other expenses, partially offset by decreases of $105,000 in occupancy and equipment expense, $67,000 in advertising and promotion, $61,000 in salaries and employee benefits and $71,000 in FDIC insurance.

Provision for Income Taxes

The Company recorded income tax expense of $1.4 million and $955,000 for the six months ended September 30, 2012 and 2011, respectively, with effective tax rates of 44.0% and 35.8%, respectively. The increase in the effective tax rate is primarily due to the merger related expenses that are not tax deductible.

Liquidity and Capital Resources

The term liquidity refers to the ability of the Company to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Liquidity management is both a daily and long-term function of business management. The Bank’s primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, funds provided by operations and borrowings. The Bank can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank had Federal Home Loan Bank borrowings as of September 30, 2012 of $32.0 million, with unused borrowing capacity of $18.7 million.

The Company’s primary investing activities are the origination of loans and the purchase of mortgage and investment securities. During the six months ended September 30, 2012 and 2011 the Company originated loans, net of principal paydowns, of approximately $4.0 million and $16.6 million, respectively. Purchases of investment securities totaled $21.2 million and $15.4 million for the six months ended September 30, 2012 and 2011, respectively.

Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Total deposits were $584.3 million at September 30, 2012, a $3.0 million increase from the $581.3 million balance at March 31, 2012.

At September 30, 2012, the Company had outstanding commitments to originate $23.3 million of loans, and available home equity and unadvanced lines of credit and construction loans of approximately $39.9 million. In addition, the Company had $2.4 million of commercial letters of credit. Management of the Bank anticipates that the Bank will have sufficient funds to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less totaled $131.9 million, or 22.6% of total deposits at September 30, 2012. The Company relies on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Index

As of September 30, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject. The Company’s capital amounts and ratios as of September 30, 2012 are presented in the following table.

(Dollar amounts in thousands)

		New England Bancshares, Inc.
	Required	Amount	Ratio
Tier 1 Capital	4%	$59,252	8.32%
Total Risk-Based Capital	8%	$64,845	12.00%
Tier 1 Risk-Based Capital	4%	$59,252	10.96%

The Bank’s actual capital amounts and ratios as of September 30, 2012 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
Total Capital (to Risk Weighted Assets)	$62,409	11.55%	$43,239	>8.0%	$54,048	>10.0%
Tier 1 Capital (to Risk Weighted Assets)	56,816	10.51	21,619	>4.0	32,429	>6.0
Tier 1 Capital (to Average Assets)	56,816	7.98	28,477	>4.0	35,596	>5.0

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

For the six months ended September 30, 2012, the Bank did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its common stock in the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Index

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger by and between New England Bancshares, Inc. and United Financial Bancorp, Inc. (4)
3.1	Articles of Incorporation of New England Bancshares, Inc. (1)
3.2	Bylaws of New England Bancshares, Inc. (2)
4.1	Specimen stock certificate of New England Bancshares, Inc.(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2012 and 2011,(iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and (v) the notes to the Condensed Consolidated Financial Statements. (3)

 _____________________________

(1)	Incorporated by reference into this document from the Registration Statement on Form SB-2 (No. 333-128277) as filed on September 13, 2005.
(2)	Incorporated by reference into this document from Exhibit 3.1 to the Form 8-K as filed with the Securities and Exchange Commission on October 11, 2007.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(4)	Incorporated by reference into this document from Exhibit 2.1 to the Form 8-K as filed by New England Bancshares, Inc. with the Securities and Exchange Commission on May 31, 2012.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BANCSHARES, INC.

Dated: November 14, 2012	By:/s/ Jeffrey J. Levitsky
Jeffrey J. Levitsky
Interim Chief Financial Officer
(principal financial officer)

Dated: November 14, 2012	By:/s/ David J. O’Connor
David J. O’Connor
Chief Executive Officer

